Form 10KSB
period 1999-03-31
LIFESTAR CORP
filed 2000-05-15
CIK 923137

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [No Fee Required)

For the fiscal year ended March 31, 1999

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [No Fee Required]

For the transition period from                       to
                               ---------------------    ---------------------
Commission file number                      0-24140
                       ----------------------------

LIFESTAR CORPORATION
(Name of small business issuer in its charter)
          Utah
(State of incorporation                              87-64268939
   or organization)                        (I.R.S. Employer Identification No.)

233 Wilshire Blvd., Suite 325, Santa Monica, CA                       90401
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                  310-395-1134
                (Issuer's telephone number, including area code)
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:


                           Common stock, no par value
--------------------------------------------------------------------------------
                                 Title of Class
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and
(2) has been subject to such filing requirement for the past 90 days.
                                                  [X]      YES      [ ]     NO

As of March 31, 1999. 49,033,829 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by nonaffiliates was approximately $1,000.00.

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for the fiscal year ended March 31, 1999 totaled $-0-.
Documents incorporated by reference: None.


                              LIFESTAR CORPORATION
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                     PART I

Item 1            Description of Business                                                        3

Item 2            Description of Property                                                       34

Item 3            Legal Proceedings                                                             34

Item 4            Submission of Matters to a Vote of Security Holders                           34

                                     PART II

Item 5            Market for Common Equity and Related Stockholder Matters                      34

Item 6            Management's Discussion and Analysis of Plan of Operation                     35

Item 7            Financial Statements                                                          40

Item 8            Changes in and Disagreement with Accountants on Accounting
                  and Financial Disclosure                                                      41

                                    PART III

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                             41

Item 10           Executive Compensation                                                        42

Item 11           Security Ownership of Certain Beneficial Owners and Management                42

Item 12           Certain Relationships and Related Transactions                                43

Item 13           Exhibits, List and Reports on Form 8-K                                        46

ITEM 1.           DESCRIPTION OF BUSINESS

History of the Company

LifeStar Corporation ("LifeStar") and HealthCare Express Limited ("HCX") (jointly referred to herein as "the Company"). The Company was incorporated in Utah in September, 1985 under the name Zohoz Funding, Inc. and went public in December of 1985 under that name. Thereafter, its name was changed twice before changing its name to LifeStar Corporation in May, 1994. Management changed at that time and an entirely new board of directors and officers were elected. Prior to that date, the Company had not engaged in any active business but has attempted to acquire several on-going businesses which acquisition never were consummated. In May, 1994, the Company acquired an exclusive United States license for the LifeStar technology from the National Medical Research Council. This license allows the Company to commercialize on the Council's patented LifeStar technology which consists of Interactive Medicine software technology and its interactive-content PersonalCast and HouseCalls programs.

The Directors of the National Medical Research Council felt that this technology has potentially significant commercial applications and that their profitable realization as outside the scope of its non-profit charter. As a result, the
Council reorganized its management to permit the rapid and widespread commercialization of its technology. The development team responsible for this technologies conception and design left the Council and joined the Company in March, 1995. (See "Relationship with the National Medical Research Council.") The commercialization of its licensed LifeStar technology is at an early stage of development. Other than grant proceeds from the National Institute of Health and National Institute on Aging for the development of its licensed LifeStar technology, the Company has recognized no revenues to date.

                                   The Company


LifeStar is building the first single-focused telecommunication network service to deliver streamlined healthcare in a more economical manner. It has identified and targeted a vast profit opportunity--the high-end of value-added telecom services created specifically for medical care. LifeStar is now developing the network infrastructure to capture this opportunity. It is building a universal telecommunication highway that provides specialized mass connectivity for better quality care delivery. This infrastructure will eventually link nearly every individual over the age of 40 to healthcare databases. LifeStar calls this new patented1 network service Medical Dial Tone.

Medical Dial Tone economically monitors and tracks patients in their daily lives. It uniquely uses proactive or outbound communication that creates greater efficiency and convenience for both medical provider and patient. LifeStar first identifies each healthcare organization's patient communication needs. It then immediately delivers precisely tailored patient-centric solutions for healthcare providers that create cost reduction, productivity gains, risk identification, prediction and more confident decision support. Medical Dial Tone's superior communicating functionality is derived from its ability to reach out to each patient and motivate better self-care on a proactive basis, while at the same time gathering invaluable medical data.

LifeStar sees new converging technologies in the field of telecommunications and the Internet, combined with current healthcare market conditions, as an ideal business opportunity. This dynamic creates the foundation for a new kind of telecommunication enterprise. In seizing this telecommunication opportunity, LifeStar seeks to capture only the highest profit kernel of value-added network services and adapt them to specialized healthcare offerings.


LifeStar's Game Plan for Speed to Market Roll-out

LifeStar has created a game plan that guarantees its speed to market roll-out. Traditionally, fixed infrastructure bound telecoms spend years building costly facilities. LifeStar's approach forsakes traditional return from fixed infrastructure investment. Instead, LifeStar has uncovered the need for a service offering that incurs a smaller fixed investment and creates a more favorable risk to reward ratio and gross internal ratio of return of 250:1 over five years with minimal downside. LifeStar has identified potential profit that can be created by a unique high value-added service delivered by scalable communication servers run from a central facility. LifeStar's end-to-end flexible communications infrastructure creates the central communication gateway for the healthcare industry using servers and convenient access interfaces overlayed upon existing public switched networks, as well as the Internet. During the past year, LifeStar has attained the following accomplishments for accelerating its deployment of Medical Dial Tone network services:

(1)      Attained broad patent and intellectual property coverage;
(2)      Secured a $13.4 million  investment  commitment from an industry leader
         (NYSE) in information processing technology;
(3) Completed a field-tested stand-alone working system and competitively bid the construction of its network facility;
(4) Successfully demonstrated proof-of-concept of a 100:1 productivity advantage at a major national managed care organization; and
(5)      Brought aboard a proven management team.


Successful Field Trials

Prototype field trial systems and application modules of LifeStar's technology have been tested in the field on over 1,100 patients of one of America's largest and most respected managed care organizations. An independent audit of these results by the Department of Communication at San Diego State University dramatically revealed that the frequency of care delivered using LifeStar technology resulted in a 69% decline in physician visits.
(See LifeStar Field Trial Results)

A second, just completed, controlled study showed a statistically significant and dramatic reduction in stress levels of patients receiving LifeStar's planned network services. (The control group showed no significant change in stress levels during the same period.). The experimental group showed a reduction in medical visits of 68%, cross-validating the earlier retrospective study. An analysis of these studies can demonstrate a potential $500 in medical cost savings per year for each chronic care patient when LifeStar's basic level network services are used. Overall, these findings corroborate the system's significant impact on improved care and resulting cost reductions, as well as on greater patient satisfaction for members of managed care organizations.

LifeStar's Clear Communication Advantage

The Journal of the American Medical Association, researchers at the government's Centers for Disease Control and medical researchers at Harvard University have recently called for the establishment of a truly universal healthcare communication highway directly to the patient. The Internet is often cited as a likely mode. However, projections for U.S. individuals online through 2003 suggest that the Internet alone would not be sufficient to provide truly universal population access.

[Graphic Ommitted]

Projected U.S. and Europe Individuals Online*
*Source: Nortel Networks and Jupiter Communications

It is now projected that Internet access will still be a little over 55% in the U.S and less than 35% in Western Europe in 2003. Moreover, healthcare is recognized as being one of the most notoriously technophobic industries, thereby slowing Internet adoption for remote healthcare.

LifeStar has successfully bridged this problem with a intermodal communication strategy. It has created Medical Dial Tone, which integrates both the telephone and the Internet for what they do best for healthcare delivery. The telephone, after all, is presently universally accepted and reaches 95% of the population in the U.S. and 85% in Europe. And while the Internet is ideal for economically delivering content-rich healthcare information, its use is inherently restricted by often cited problems associated with navigation, literacy, comprehension and individual motivation.

The simplicity, ubiquity and reliability of the telephone complements the Internet in fine-tuning care delivery. To many patients the telephone represents a trusted intimate space, and it supplements the Internet's information delivery capability as a more effective mode for individual motivation, encouragement, support and comfort. Furthermore, the telephone can reach patients in a proactive outbound mode. Embracing both the telephone and the Internet through Medical Dial Tone permits LifeStar to create a recognizably superior tool for healthcare communication, as follows:

(6) Medical Dial Tone provides more frequent, efficient and low cost contact with patients anywhere, anytime. It creates, in effect, a dedicated line between patients and caregivers 24 hours a day. For the first time, it permits the micro-management and fine-tuning of large patient population care delivery for chronic disease. More precise fine-tuning of care reduces medical risk, keeps chronic disease under control, and helps patients to make minor adjustments over time in their own self-care. It prevents the need for major adjustments later.
(7) By leveraging provider time 100:1 or more, the low cost frequent contact delivered through Medical Dial Tone ensures higher quality care while permitting physicians more time to see patients. (It has recently been proven to reduce routine office visits by 69%.)
(8) Medical Dial Tone directly connects patients to healthcare databases to create what will become the world's largest real world laboratory environment. The network becomes the laboratory.
(9) A new higher level of healthcare communication is created by Medical Dial Tone which uses more convenient proactive and outbound contact with patients originated from their own healthcare provider. This streamlined direct care delivery from a concerned healthcare professional guarantees better patient cooperation with medical programs, energizes individual motivation, and results in greater customer satisfaction.

Integrating the simplicity of the telephone with the Internet creates objective true universal access and connectivity for everyone. Medical Dial Tone brings back the personal touch to the art and science of the practice of medicine.


Internet Strategy

Medical Dial Tone creates an entirely new medium of communication - radial personal networks - which allow a single individual (such as a physician, pharmacist or nurse) to personally interact with 500 or more patients each day. LifeStar's Internet strategy is, in part, to permit the thousands of existing eHealth websites to transform their role as routine healthcare information distribution vehicles into a mass care delivery medium using individual local healthcare professionals.

Personal healthcare is essentially local in nature and subject to local licensing requirements. In contrast to personal face-to-face care by local healthcare professionals, eHealth websites publish customized information and content. Each eHealth website represents a potential entry-point for distributing LifeStar's localized outbound telecommunication services. As part of an expanded offering, LifeStar believes non face-to-face care delivery by local healthcare providers through eHealth portals habituates the patient to return to the site, thus guaranteeing the more frequent delivery of care. This results in selected eHealth websites being able to warrant premium advertising rates and have greater transaction volume consistent with their present business models. Medical Dial Tone represents an additional revenue stream to Web site operators, who will share in LifeStar's telecommunications usage charges generated by local healthcare providers. The balance of LifeStar's telecommunication strategy for the Internet is subject to non-disclosure protocols.

Business Model

LifeStar has designed a business model unique to both healthcare and telecommunications. Designed as a telecom, LifeStar charges by the minute for facilitating more frequent, economical and personalized care delivery while it gathers vital patient data. It charges premium rates for convenient, streamlined access and instant remote availability to busy patients on the go anywhere, anytime. As a healthcare telecom network, LifeStar sees the entire care delivery process in terms of a closed-loop system, with feed-forward of highly personalized care to the patient, and feedback of essential qualitative data from the patient, for precise management of outpatient populations.

LifeStar's comprehensive solution provides a new context for informed medical decision making that results in the creation of a significant source of competitive advantage for healthcare organizations. LifeStar's business model includes the following key elements:

(10) It capitalizes on the obvious market for specialized healthcare telecommunications through a telecom per-minute usage model;
(11)     It executes through  a unique switchboard/exchange profit strategy; and
(12) It leverages advanced database technology and analytics originally developed in other industries for more economical management of mass patient populations.


Market Opportunity

Presently, two-thirds or more of all patient medical costs are associated with chronic rather than infectious disease. Chronic disease patients require frequent monitoring and tracking, often for the remainder of their lives. Telecommunications today is ideally suited to chronic disease care delivery in following-up on large patient populations for healthcare organizations. LifeStar believes a huge market exists for its telecommunication network services in the monitoring and follow-up of the aging, non-acute chronic disease patient population of over 200 million in the United States and Europe combined. This opportunity has compelled LifeStar Corporation to create the unique infrastructure for building a next-generation international telecommunication enterprise focused on healthcare.


LifeStar's Value Proposition for Healthcare Organizations

The LifeStar value proposition for its Medical Dial Tone network service is based on four fundamental benefits to the healthcare industry as a whole:

(13) a 100:1 or greater productivity cost advantage in routine care delivery in addition to higher quality and more frequent care;

(14) economical connectivity previously unavailable between millions of chronic disease patients and healthcare databases resulting in more effective population, provider and contractor management;
(15) previously inaccessible and invaluable qualitative data for scientific validation, differentiation and cost comparison of existing and new pharmaceuticals, medical processes and treatment regimens;
(16) no front-end capital cost of software and implementation for the customer; and
(17) the much needed patient-centric tool for creating a limitless variety of new services and products, and increasing customer satisfaction.

For the first time LifeStar's network service, Medical Dial Tone, enables healthcare providers, managed care organizations and pharmaceutical researchers to now track hundreds of invaluable metrics, such as:

(18)     the rate of progression or alleviation of illness;
(19)     severity and sequence of symptoms; and
(20) degree of effectiveness of medication and treatment over time, while at the same time delivering less expensive and more frequent care.


Value-Based Pricing

Using value-based pricing of specialized its telecom services, LifeStar will seek to charge for each component of its combined care and data feedback loop based on a small fraction of the value it creates. This is accomplished by developing service levels or tiers of service tailored to both the present and anticipated needs of the healthcare industry. Initially, LifeStar is deploying five levels of specialized network services for two identified primary segments of the healthcare industry: managed care organizations and pharmaceutical manufacturers. Parallel offerings will be made to self-insured corporate employers and eHealth website operators, to be followed later by home healthcare, pharmacy, psychotherapy and other professional specialists. Additional higher premium service levels and niche specific offerings will eventually be added by LifeStar, based on anticipated market demand. Due to the essential nature of each individual level of service, bundles or packages of service offerings will later be created, following roll-out and introduction of each separate level.


Technology Description

LifeStar's patented technology delivers personalized two-way voice care to patients on a synchronized basis through voice and/or text, either separately or simultaneously. It also collects data in the form of patient responses to queries in a digital format. Patients and members of managed care organizations are most often called by telephone on an outbound and proactive basis and asked questions about their treatment regimen. E-mail and personal web pages are used to support the treatment plan.

LifeStar has adapted evolving methodology in database analytics, call center management, and Internet and computer telephony to mass medical population management. Key telecommunication patents are licensed on an exclusive basis from LifeStar's affiliate non-profit foundation, National Medical Research Council.

Network Service Roll Out

Following an extensive competitive bidding process by LifeStar for a prime network builder for Medical Dial Tone, Affiliated Computer Services, Inc. (NYSE) was chosen as the prime contractor and systems integrator for all aspects of infrastructure construction, development, operation, monitoring, billing and facilities management. Later, Affiliated Computer Services (ACS) agreed to invest $13.4 million in LifeStar, staged to its network infrastructure build-out costing $89 million. LifeStar network service will be built in three phases: (1) a mini-system for further testing; (2) a Dallas stateside standby system; and
(3) a Bermuda based international service facility.


Barriers to Entry/Competitive Advantage for Medical Dial Tone

LifeStar's competitive advantage over other telecoms lies in the fact that it enjoys potentially wider margins through offering tightly focused value-added services without related costly transmission infrastructure and overhead. LifeStar's proven business strategy is to rapidly establish its competitive advantage by building relationships with healthcare organizations to provide needed administrative and clinical solutions. As these relationships are consummated, LifeStar establishes itself as the low-cost provider of focused patient/member access using its exclusive and patented core competency. LifeStar's greatest source of initial competitive advantage for its patented solution is that it more conveniently and economically delivers personal care to 500 or more patients/members per provider per day.

LifeStar's business design and related network service create a growing repertoire of strategic control points for competitive advantage. Below is a list of principal control points with analogous corporate examples in parentheses:

|X|      Patent Protection (Pfizer, Merck)
|X|      Ownership of Customer Relationship (GE, IBM)
|X|      Significant Product Development Lead Time and Experience Curve (Intel)
|X|      100:1 Cost Differential (Level 3)
|X|      Control of Distribution/Delivery Mechanism (AOL)
|X|      Regulatory Tax Advantage (Starwood, Global Crossing)
|X|      Proprietary Network /Open Architecture (Cable Industry)
|X|      Specialization in a Vertical Market (MBNA, EDS)
|X|      High Switching Costs (Microsoft, IBM)
|X|      Enabling Technology (SAP)
|X|      Value Chain Position (Blockbuster, Yahoo, VerticalNet)
|X|      Stickiness (AOL, Fed Ex)
|X|      Network Centric Architecture (DoubleClick, National Data Corporation)



LifeStar                                   HEDCOM                                  HealthCare Express, JV

Phase I                                    Phase II                                Phase III
LifeStar Corporation (USA)                 HealthCare Express, Ltd. (Bermuda)      HealthCare Express JV (Europe)
                                           HEDCOM                                  Joint Venture

Software development, systems              Construction and acceptance of planned  Formation of joint marketing ventures for
integration and testing;                   Data and Communication Center;          country-by-country marketing;

Preview telecommunications facility for    Level II marketing to health care       European population and disease management
advance marketing of Bermuda center;       organization in America;                supported by the Bermuda facility;

Level I Advance marketing to healthcare    Application of advanced outcomes        Joint development of advanced healthcare
organzations and testing within academic   research tools for data mining of       applications catering to the European
medical community;                         longitudinal outcomes;                  market.

Convert system after construction of       Support for large ptient connectivity
Bermuda facility to support standby        and disease management programs.
capability.


Specialization in Telecommunication -Three Vital Questions



Q: What is the economic logic for building a telecom entirely around the healthcare industry?

A: With deregulation and globalization of telecommunications, a company must either have overwhelming physical and intangible scale advantages, or the ability to add new functionality and service dimensions to a product in order to permit commoditization. At the moment, unique economies clustered around rapidly increasing capacity and commodity type pricing in telecommunications favor specialization. Advancing technology in computer telephony allow a new generation of specialized networks to be overlayed on the public networks and the Internet by utilizing customized communication servers and proprietary interfaces.

         The healthcare industry is a natural market for specialized telecommunication services that provide labor-saving solutions. Faced with growing costs, large patient populations, and a need to increase medical follow-up services, the healthcare industry is always searching for labor-saving alternatives and innovative solutions. The need now exists to extend patient care beyond the face-to-face visits into ongoing and long-term interactive relationships. This is particularly true for the management of chronic disease patients, who require frequent monitoring, reinforcement and support in order to change their lifestyles and improve their health status. As a telecom, LifeStar offers such tightly focused telecommunication-based productivity solutions, more economical care delivery and decision support.

         LifeStar believes healthcare provides the largest opportunity in the field of telecommunications for delivering higher value-added pricing based of services. Services that deliver lower medical costs, better decision support and greater convenience can demand premium rates. Generally, industry tailored customized offerings enjoy wider profit margins and increased profits which can enable the creation of even more specialized offerings. This cycle of increasing returns based on specialized services becomes an additional source of competitive advantage. Such a portfolio of specialized healthcare applications will constitute a formidable barrier for others hoping to break into the market.

Q: Why is LifeStar's network service the optimal solution for healthcare communication?

     A: LifeStar first identified the field of healthcare as benefiting from the impact of advanced computing and communications technology on labor-intensive interaction costs. LifeStar has been first to demonstrate these dramatic potential cost savings in field trials and to then translate these findings up to low-cost industrial strength network architecture that will deliver service to patient populations on both sides of the Atlantic. It is first to use simple, ubiquitous and convenient front-end interfaces that mask a high degree of back-end data and communication processing complexity. LifeStar has a clear telecom first mover advantage protected by a broad patent portfolio. In designing its advanced communication service for healthcare, LifeStar has drawn widely from research leaders and theorists in the fields of Learning, Cognition and Behavioral Medicine at Harvard, Yale, Stanford and the University of California. LifeStar has shaped and crafted its business design with the aid of market intelligence from Andersen Consulting, Ernst & Young, McKinsey & Company, Mercer Management and First Consulting Group.

Q:  How will Medical Dial Tone change the practice of medicine?

     A: Discovery lies at the heart of medicine. The vast majority of medical procedures, treatments, protocols and pharmaceuticals have not been scientifically validated in a real world environment with patients over extended time intervals. Side effects, safety profiles, drug interactions and real world lifestyle factors all influence the therapeutic effectiveness of diagnosis and treatment.

         LifeStar  believes that the mass  connectivity to healthcare  databases afforded by Medical Dial Tone creates what will grow to become the world's largest real world laboratory environment. The telecom network becomes the laboratory. Mass patient connectivity to healthcare databases provides an enormous payoff for international research in prediction, diagnosis and treatment of human ailments such as cancer, arthritis, diabetes and heart disease, as well as for the ability to eventually forestall the effects of aging.

         Measurement provides the basis for all risk assessment and prediction. Whether in finance, engineering, or medicine, measurement lies at the heart of risk assessment and informed decision making. Medical Dial Tone economically tracks and measures the degree of effectiveness and safety of medications and medical treatments. It dynamically plots the progression or alleviation of illness and measures the severity and sequence of symptoms by types in real world time. It measures the impact of patient health characteristics, their health behaviors, and choices on the progression and management of their illness. Medical Dial Tone facilitates lower overall medical costs, more profitable and accurate pricing of healthcare services, more effective disease management and self-care programs, and an entire new prescription formulary of individually tailored and personally customized drugs.

                          LIFESTAR FIELD TRIAL RESULTS

LifeStar has prototyped and field-tested its initial platform application and other network services under the guidance of its head of clinical studies, Dr. Brian Alman. Most recently, two studies were conducted to evaluate the efficacy and usefulness of LifeStar's new prototype to end-users (patients) and potential customers (managed care organizations). Over 1,100 patients (mostly from Kaiser Permanente) have received prototype network services for varying periods of time. An independent sampling of these patients was surveyed by Dr. Wayne Beach at the Department of Communication, San Diego State University.

Controlled Study Finds Cost Savings of $500 per Patient per Year

LifeStar conducted a controlled study using prototypes of its Stress and Anxiety Management Application. Preliminary results show that both patient anxiety and medical utilization levels are reduced as a result of relaxation response and patient instruction in self-regulatory skills using LifeStar's service. Medical utilization was shown to be significantly reduced (68% or 2.84 visits over 5 months - see figure below) for the experimental group (who received network services), while the control group failed to show any significant change.

Most valuable to managed care organizations is the actual reduction in medical visits and resulting reduction in medical costs. A cost analysis suggests an additional $209.40 savings (costs saved by the experimental group minus costs saved by the control group) to managed care was obtained using the LifeStar system over five months, which translates to a cost saving of approximately $500 per patient per year. LifeStar believes that these results can be achieved for patient populations that exhibit other related medical conditions such as anxiety, depression, cancer, heart disease and diabetes. An in depth review of the findings and background in the field of interactive healthcare communication applications is contained in the LifeStar Internal Report Interim Field Trials.

[Chart depicting]

Reduction in Trait-Anxiety levels for control and experimental group.

Reduction   in  medical   visits  for  control  and
experimental group.

Longitudinal and Retrospective Study Finds High Level of Satisfaction

In another independent longitudinal, retrospective study (Beach, 1999) conducted by the Department of Communication, San Diego State University, similar reductions were observed in the utilization of medical resources associated with provider visits. Patients currently receiving or who had received LifeStar network services were surveyed as to: (i) their satisfaction with the service and the level of appropriateness of its communication functionality, and (ii) medical resource utilization before, during and after receiving LifeStar service.
[Chart depicting]

Self-reported medical visits before and after LifeStar service intervention.

Over 90% of the patients reported that they were satisfied with the communication service and that their needs as patients were consequently better met. A very high percentage (91%) reported that they experienced the service as individually tailored to their medical needs. An average reduction of 39.3 visits to the healthcare provider, or 69% change, was reported by these patients
- suggesting a dramatic reduction in costly healthcare resource utilization (see chart).

                  COMPETITIVE ADVANTAGE & POTENTIAL COMPETITION


Competitive Advantage and Barriers to Competition

Competitive advantage and barriers to competition are of foremost concern to security analysts and investors because they can ensure stable, long-term revenue streams. We will jointly address competitive advantage and barriers to competition as an integrated concept. First, LifeStar believes that as a telecommunication company, its emphasis on providing specialized custom tailored healthcare services for reduces the threat of immediate competition from larger universal provider telecoms. Past business experience shows that threat of competition is usually low in market niches until a robust business case is proven. By then, a niche telecommunication player such as LifeStar has had an opportunity to build leadership based on delivering focused solutions. LifeStar believes the timing of its execution will provide further competitive advantage as follows:

Specialization

The LifeStar system is an enabling technology. This feature can translate into an overwhelming competitive advantage for LifeStar by enabling a myriad of new communication performance vectors that buy needed cost savings, greater customer satisfaction, new products and higher quality care delivery.

LifeStar is marketing to a vertical telecommunications market - healthcare. Presently, telecommunication companies are not creating customer healthcare applications, but rather acting as universal service providers and they lack an intimate knowledge of the needs of the vast healthcare marketplace. They also lack the requisite medical science base required to configure advanced telecommunication platforms to the specialized needs of managed care. The relationship and intimacy created in developing telecommunication solutions customized to customer needs builds an entrenched and formidable barrier to competition.

Jumbo vertical markets like healthcare are often ideal places to make money. By sequentially drilling-down on individual segments of the healthcare market to a degree that competing telecommunication companies are either unwilling or unable to match, LifeStar has the opportunity to own the customer and exclude tough competition.

LifeStar has developed a profound understanding of the true dynamics and value chain of each of its chosen healthcare market segments in order to address their needs for greater profits. This, in turn, permits value-based pricing, which is the most profitable form of pricing. Business history also shows that once a market segment adopts a market leading solution, loyalty lasts to the grave. An additional advantage of specialization is that each highly competitive vertical market segment in healthcare has its own professional trade association and strong word of mouth channel, which in turn, reduces LifeStar marketing costs.

Timing

Speed to market, product development lead-time and the timing of entry into a market all confer advantage. The firm that has more experience developing and delivering a product or service generally is more profitable than a firm without experience. The market for direct to patient telecommunication has been primed by heightened managed care motivation to find ways to create "clinical outreach", "distance medicine", "access" and "availability". In its industry review, First Consulting Group identified outreach, access and availability of members as a strategy being adopted by nearly all managed care organizations. The report states "Outreach is important in establishing a partnership in care and managing care needs in a more timely and reliable way. Outreach requires new mechanisms for tracking patients and following up with them." And, Anderson Consulting has found, "Soon, healthcare will be available at anytime, in any place. The winning strategy is to bring care directly to consumers through telecommunications. Thus, the need for consumers or providers to travel to receive services - most of which are information based - is largely diminished."2

Establishing ongoing connectivity to the end-user customer enables patient self-reporting. The self-reporting facility shifts healthcare from an episodic encounter to a continuous flow of patient information allowing managed-care firms to view the direction and flow of patient behavior. It allows these firms to anticipate where the patient is heading and to develop their service responses and offerings in response to these movements.

Over ten thousand websites are now providing medical information to consumers. The establishment of the Science Panel on Interactive Communication and Health by the U.S. Department of Health and Human Services, and a growing science base of peer reviewed literature, supports the timeliness of an entry into healthcare telecommunications. A well-timed entry with a needed solution creates an opportunity for strategic advantage. First-to-market in healthcare telecommunications provides the opportunity to create the standard in a vertical market against which all later competitors must fight. It confers a huge competitive advantage to grasp market share, which can last for years to come.

LifeStar's product development time also confers advantage. LifeStar has licensed ground breaking patents on an exclusive basis from the National Medical Research Council (NMRC), a non-profit foundation where LifeStar's senior management was part of the original development team at. The underlying healthcare communication technology strategy was developed with the contributions of over a dozen department heads at such academic institutions as Harvard, Yale, UCLA and Stanford and represents the state of the art in the field of Behavioral Medicine, Learning and Cognition. LifeStar benefits from the extensive experience curve, experiments and field testing of its telecommunication system. Experience curve is in itself identified as a separate and distinct component of profit strategy and is a source of competitive advantage.

Network-Centric Architectural Model

The network-centric design presently appears to be the last evolution for some time to come in both computing and telephony. Presently, no competing computing paradigm is forecast to replace the network centric model for sometime according to industry leaders. The present large commitment and heavy investment in telecommunication infrastructure by telecom acts as a barrier to change and obsolescence for the foreseeable future.

High Switching Cost

Rapidly building lifetime patient connectivity to healthcare organizations' databases creates an installed base. Once established, the work to swap it out might be prohibitively costly. Like a personal telephone directory, LifeStar One Touch Personal IVR (Interactive Voice Retrieval) menu selection keys each individual's own providers, pharmacists, nurses, therapists, trainers and becomes a one-touch means of communication.

LifeStar's approach to creating a critical mass of users is to have open and free interfaces allowing disease management program developers to integrate their products with its network service. By proliferating usage through LifeStar proprietary network infrastructure with its open and free interfaces, in addition to distributing development tools, LifeStar eliminates bottlenecks to growth and accomplishes its goal of rapid market development while increasing switching costs.

In general, the emergence of managed care has reduced traditional bonds between the patient, healthcare providers and healthcare management organizations. In response to this challenge, many healthcare organizations are working to minimize the lifetime cost and understand the value of each member. As in retail offerings, companies that succeed in better understanding their customers can provide better service through providing more personalized interactions. Information derived from either retail customers or healthcare patients allow companies to better anticipate or predict demand and optimize service delivery. It has been shown in the marketing of retail products and services that this personalization results in more frequent customer interactions, which in turn further enriches the organization's knowledge of its customers.

LifeStar believes that the principles learned in database marketing and Web-based marketing of products apply readily to healthcare delivery. As in retail marketing, the frequency of customer interactions and a personalized relationship can become so compelling that working with competition becomes an inconvenient alternative. In the process of building a personal relationship for managed care delivery, LifeStar network services will leverage the strength of its end-user relationship to execute health specific marketing strategies and sell complementary service packages.

Tax Free Status

By operating its network service facility offshore, LifeStar affiliate, Healthcare Express, enjoys the flexibility to devote a significantly larger portion of its revenues to building value on a pre-taxed basis. When competition for its services emerges from larger telecommunication providers, LifeStar will have the advantage of being able to lower its usage prices while still retaining a greater portion of tax-free profit than its competitors.

Strategic Control Points in LifeStar's Business Design

LifeStar sees building strategic control as a derivation of its ability to protect its profit stream against both competition and customer power. In one sense, strategic control points and business models represent bundles of future options. Stock market capitalization is derived from future prospects. A company benefits from this option effect when its stock represents more than one potential source of competitive advantage - the more sources and models, the greater the effect.3 Strategic control points protect the profit stream of the business. The greater the strategic control the greater the predictability of earnings; and the greater the predictability, the higher the valuation. This is based on the idea that part of the value of the equity is that it participates in more than one possible future.

LifeStar's business design and related network service create a growing repertoire of strategic control points for competitive advantage. Below is a list of principal control points with analogous corporate examples in parentheses:

|X|      Patent Protection (Pfizer, Merck)
|X|      Ownership of Customer Relationship (GE, IBM)
|X|      Significant Product Development Lead Time and Experience Curve (Intel)
|X|      100:1 Cost Differential (Level 3)
|X|      Control of Distribution/Delivery Mechanism (AOL)
|X|      Regulatory Tax Advantage (Starwood, Global Crossing)
|X|      Proprietary Network /Open Architecture (Cable Industry)
|X|      Specialization in a Vertical Market (MBNA, EDS)
|X|      High Switching Costs (Microsoft, IBM)
|X|      Enabling Technology (SAP)
|X|      Value Chain Position (Blockbuster, Yahoo, VerticalNet)
|X|      Stickiness (AOL, Fed Ex)
|X|      Network Centric Architecture (DoubleClick, National Data Corporation)

Potential Competition

Within the field of telecommunications, there presently are no companies specializing in communication solutions for healthcare. LifeStar recognizes that the total market size and wide value-added margins found in healthcare communications will make it attractive for telecommunication carriers to enter at some point. LifeStar believes that traditional telecommunication companies do not recognize the real drivers of profitability nor have they created specialized value-added solutions for the healthcare industry. Therefore, LifeStar does not anticipate immediate competition from existing telecommunication companies such as AT&T, Worldcom MCI (and Sprint), Regional Bell Operating Companies (RBOCs).

Several next-generation companies, such as Qwest, Level 3 or Enron Communications, are looking to vertical markets. However, these companies are generally facilities-based with huge up-front investments of time and money for building the network backbone. In comparison, LifeStar's network roll out is low-cost and roll out time is short. LifeStar does not necessarily compete with these providers but could potentially engage in partnerships in order to jointly market their bandwidth along with LifeStar's network service. Most competition might be from smaller telecommunication companies that provide value-added services. At the present time, there is no telecommunication company that provides healthcare services such as Medical Dial Tone and on the scale proposed by LifeStar. Therefore, LifeStar believes that competition from such companies would not have a substantial impact on the marketplace.

There are currently 10,000 or more medical websites (e.g., drkoop.com, healthcentral.com, Ask Dr. Weil, Medscape) offering health information, chat rooms and online support groups, administration of electronic medical records, updates on clinical trials, etc. The Internet is presently passive and cannot proactively engage the patient on an outbound basis in his or her care, a critical element in healthcare delivery. It is limited in its scope for healthcare. LifeStar's Internet Strategy is to integrate communication over the telephone with communication through the Internet and provide a comprehensive solution for healthcare communication.

                               COMPANY BACKGROUND


National Medical Research Council

The National Medical Research Council (the "Council"), in conjunction with the National Institutes of Health ("NIH"), has spent years of intensive research on the problem of reducing medical costs associated with chronic disease. Upon receiving landmark United States patents, NIH licensed this valuable proprietary technology to a for-profit company, LifeStar Corporation. LifeStar has been created to commercialize this technology and now holds exclusive rights to these patents.

Intellectual Property

The LifeStar Advanced Telecommunication Network Service for the healthcare industry is based on core patents granted to National Medical Research Council, a healthcare technology nonprofit research foundation, located in Santa Monica, CA. LifeStar holds the exclusive rights to these patents for the United States. Its sister company, Healthcare Express, Ltd. holds the exclusive rights to Europe with additional rights to the United States for network services. These granted patents stake out the entire field of prevention and management of chronic disease through telecommunications.

Beginning with United States Patent 5,377,258, the National Medical Research Council described a telecommunications system that would be used to provide a two-way or interactive dialogue with patients to reinforce specific self-care behavior while motivating individuals to follow medical protocols--the LifeStar Personal Cast. At the same time design patents Des. 363,069 and Des. 372,126 were issued covering wireless devices for medical care. These patents were followed by United States Patent 5,596,994, which describes the use of computer databases in conjunction with a variety of telecommunication platforms for the delivery of patient protocols in the field of medicine. United States Patent
5,722,418 was also granted to the National Medical Research Council for a telecommunications guidance system for medical information exchange processes.

Additional patents are pending, as submitted by the Council, covering all aspects of LifeStar's network-centric, value added telecommunication services, utilizing both public and private networks. Patents have now been granted or applied for covering all aspects of the LifeStar system throughout European and Asian markets, which comprise three-fifths of the world's population.

Research Advisors

Pursuant to its Technology Sharing Agreement between the National Medical Research Council and LifeStar, the Council has agreed to make available the services of certain members of its current roster of distinguished research advisors. In the past, the Council has retained the services of various university research personnel at Harvard, Yale, Stanford, UCLA, USC and so on, with whom it has had a continuing relationship. Many of these professionals have provided support in the development of the Council's LifeStar Project including Dr. Herbert Benson, LifeStar's Chief Consulting Scientist.

The Council has agreed to provide certain liaison functions in facilitating the availability of these advisors, wherever possible and to the extent their schedules permit, to the Company for technical support of its LifeStar technology. The Council will be paid a nominal overhead fee plus its out of pocket costs for the consulting services of each individual researcher. LifeStar has agreed, under the terms of the Technology Sharing Agreement, not to compete, consult directly, nor separately, or to retain the service of these researchers for a period of two years upon the termination of the agreement. Presently, the services of the following researchers are covered under the terms of the agreement.

                             EMPLOYEES & MANAGEMENT


Staffing

LifeStar is currently moving from the development and testing phase of its technology to a commercialization phase consisting of ramp-up, pre-launch and roll out activities. Its plan with respect to staffing for commercialization consists of outsourcing all network service technical operations while retaining marketing and financial administration in-house. LifeStar has organized its staffing and recruitment needs into two phases.

Organizational charts depicting LifeStar's present executive officers and directors and planned recruits for Phase I and II are displayed below. Executives whose recruitment is planned during Phase I are indicated in boxes with dotted lines.
Phase I
Staffing during the architectural and mini-system construction period of 8 months, and Phase II-Staffing at the beginning of the first full marketing year.

[graphic omitted, but included the following information:]

Board of Directors

Chairman - Carson E. Beadle
Vice Chairman - W. Douglass
Director - Lyle Breaux ----- Strategic Review & Staffing, Ernst & Young

Systems Integration ACS
Chief Technology Officer/VP-Technology - Ram S. Payaga
-----Director of MIS & ACS Liaison
-----chief financial Officer/Treasurer
Controller - George C. Keck

Senior VP-Markets
-----VP-Managed Care Markets
-----VP-Corporate Employer Markets
-----VP-Pharmaceutical Markets
-----VP-eHealth Markets
VP-Seminars & Communications - Kimberley Heart

Chief Consulting Scientist
VP-Clinical Studies - Brian Alman, Ph.D.
VP-Application Development - Rena Brar
Board of Advisors NMRC

Phase II
Phase II provides for planned succession based on support of network build-out. During this period, LifeStar, with the aid of executive search firms and Ernst &Young, will select a CEO with broad marketing experience in the managed care industry. A CFO will be selected in consultation with LifeStar's newly designated CEO. Sales and Product Managers will then be hired.

[graphic omitted, but included the following information:]

Board of Directors

Chairman - Carson E. Beadle
Vice Chairman - W. Douglass
Director
Director
Director - Lyle Breaux ----- Strategic Review & Staffing, Ernst & Young

Strategic Review by Ernst & Young

President & CEO

Systems Integration ACS
Chief Technology Officer/VP-Technology - Ram S. Payaga
-----Director of MIS & ACS Liaison
-----VP Product Development
-----Chief Operating Officer
-----Chief Financial Officer/Treasurer
Controller - George C. Keck

Senior VP-Markets
-----VP-Managed Care Markets
-----VP-Corporate Employer Markets - Carson Beadle (int.)
-----VP-Pharmaceutical Markets
-----VP-Internet Markets
VP-Seminars & Communications - Kimberley Heart
-----VP-Professional Services

Chief Consulting Scientist - Herbert Benson, MD
VP-Clinical Studies - Brian Alman, Ph.D.
VP-Application Development - Rena Brar
Board of Advisors NMRC

Executive Officers, Directors and Consultants


Carson E. Beadle--Chairman, Senior Vice President Marketing
Prior to joining Lifestar, Mr. Beadle held management roles as the director responsible for the New York and Eastern Canada regions of William M. Mercer. In his corporate role, he initiated national marketing, public relations and insurer performance standards. During this period, he developed a deep understanding of strategic planning and the needs of corporate America and the healthcare industry. He held these posts for twenty-five years during which Mercer became the world's largest actuarial and employee benefits consulting firm, with over one thousand actuaries, more than one hundred offices and consulting revenues exceeding one billion dollars.

An original developer of the innovative flexible benefits concept, he has been in constant demand as a lecturer and consultant on all aspects of employee benefits and in negotiations on behalf of the nation's largest corporations with insurance carriers and healthcare providers. He has chaired health committees of the Business Roundtable, the US Chamber of Commerce and major legislative organizations in Washington, DC. These experiences have earned him the respect of a broad array of senior executives and have produced a highly significant network of contacts at the highest administrative level within the healthcare industry.

As founder and president of the White House supported Health Project, Mr. Beadle has worked closely with senior members of the healthcare industry in developing the high profile C. Everett Koop National Health Awards. He is also chairman of the Business Forum on Aging of the American Society on Aging, focusing on bridging the essential areas of aging and healthcare, the two most significant influences on the U.S. economy of the future.

He currently serves as a director and member of the Executive, Finance and Personnel Committees of the Security Mutual Life Insurance Company of New York and chairs their Strategic Marketing Committee. The company's broad range of products includes specialized services for the vast credit union field. He is also a director, member of the Audit Committee and chairman of the Marketing Committee of the Security Equity Life Insurance Company of New York, a company focusing on high net-worth individuals.

In addition to his management, consulting and marketing roles, Mr. Beadle has authored over100 articles on healthcare appearing in such publications as the New England Journal of Medicine, Fortune, Wall Street Journal and The New York Times and has been the featured speaker at many leading human relations-related conferences in the U.S. and abroad. Education: University of Toronto and Queen's University, Ontario, Canada.

Lyle Breaux --President and Director
While at National Medical Research Council, he was responsible for heading up the research team that developed the LifeStar project. Mr. Breaux has over a dozen domestic and foreign patents to his credit and is considered the leading pioneer and innovator in the field of healthcare telecommunications.

While at NMRC, he was first to file landmark patents for modifying human behavior using computer telephony and database technology. Soon after, he was first to patent the use of the strong principles of learning, cognition and behavioral medicine delivered through telecommunications. Later, he was first to apply network based telecommunications and database technology to the individual management of mass patient populations. Working with patients and Dr. Alman, he showed that two-way and interactive telephony could provide near comparable results to face-to-face treatment in chronic disease management at a far lower cost.

Mr. Breaux is responsible for setting LifeStar's strategic business direction and overseeing the firm's international expansion, beginning with Germany. It is anticipated that within six to eight months a chief executive officer will be recruited with a strong background in healthcare industry sales and marketing, in addition to other members of an expanded management team. Mr. Breaux has agreed to serve in a transitional capacity as President and chief evangelist until the management team recruitment process is completed, at which time he will direct overall corporate development, applications research and international expansion.

Prior to joining the National Medical Research Council, of which he was a founder with Mr. Smith and others, Mr. Breaux was founder and Chief Executive Officer of Radiographic Systems, a nationwide medical products and service company, directing its expansion and later profitable sale. Mr. Breaux was a founder of First Pacific Bank, Beverly Hills, serving as Director for ten years. Mr. Breaux has been associated with Mr. Smith in a variety of investments over the past two decades. He obtained his B.Sc. degree with honors in business administration at the University of California, Los Angeles and completed an additional course of study at UCLA Medical School.


Robert Chan, Pharma D., Director, Executive Vice President --Chief, Healthcare Markets Dr. Chan possesses a distinguished background in both telecommunications and healthcare. He has a doctorate in clinical pharmacology. He will head up LifeStar's consultative sales initiative to both the managed care and pharmaceutical markets. Early in 2000, Dr. Chan left Ernst & Young to join LifeStar. While at Ernst & Young he served as their National Director of Managed Care Alliances, giving him access to managed care, pharmaceutical and chain pharmacy organizations at their highest administrative level. Dr. Chan's combined telecommunications, information processing and healthcare background uniquely fits LifeStar's business model as a specialized healthcare telecom.


Herbert Benson, MD--Chief Consulting Scientist
Dr. Benson of Harvard Medial School is without question the preeminent researcher in the field of patient self-regulation of chronic disease. Through his work he discovered the relaxation response and continues to lead research into its efficacy in counteracting the harmful effects of stress and pain while improving self-care. His laboratory studies and field research have resulted in a towering body of work consisting of more than 150 scientific studies and publications in such peer reviewed journals as The New England Journal of Medicine, Journal of American Medical Associations, Lancet and Nature. More than four million copies of Dr. Benson's books have been printed. He is the founder and President of the world famous Mind/Body Medical Institute of Harvard Medical School and Beth Israel Deaconess (a Harvard Medical School teaching hospital). In addition, Dr. Benson is Chief of the Division of Behavioral Medicine at Beth Israel Deaconess Medical Center. Each year Dr. Benson, in conjunction with Harvard, hosts seminars both at Harvard and in other major cities attended by over a thousand healthcare providers.

The recipient of numerous national and international awards, Dr. Benson is the world's pioneering scientist on the effects of stress. In laboratories at Harvard Medical School, he first proved the existence and therapeutic benefits of evoking the relaxation response, an inborn natural human reflex that is available to counteract the equally natural fight-or-flight reflex. Dr. Benson showed that the relaxation response decreases oxygen consumption, blood pressure, heart rate and respiratory rate--the exact opposite to those that occur during the stress response--and is effective in the treatment of hypertension, cardiac arrhythmia, chronic pain, infertility, insomnia, premenstrual syndrome, gastrointestinal disorders, anxiety, mild depression and chronic fatigue. Working at Harvard Medical School's Thorndike Memorial Laboratory, Boston City Hospital, Beth Israel Hospital and New England Deaconess Hospital, Dr. Benson and his staff further defined the relaxation response and determined its clinical usefulness. Later, he extended his discoveries on physiologic self-regulation to cognitive self-regulation for self-care of chronic disease, including cardiac rehabilitation and the many stress related symptoms of both cancer and AIDS.

Dr. Benson first identified and later quantified the extent of relationship between unnecessary visits to healthcare providers and the patient's involvement in self-regulation. He showed that 60-90% of all medical office visits in the United States stem from stress related disorders and that stress in some form is a precursor to much of chronic disease. He demonstrated that an understanding of the mechanisms of stress and its treatment is increasingly important in the contemporary management of medical conditions. After identifying one of the root causes of all unnecessary medical costs, Dr. Benson recognized the ongoing work and patents by National Medical Research Council as key to using telecommunications to refocus patients on more frequent self-care within their daily lives. Dr. Benson extended this concept into using telecommunications to both deliver care and to gather previously unavailable medical data and longitudinal outcomes leading to what will become the world's largest medical laboratory-like facility operating in a real world environment--LifeStar's Healthcare Communications Facility (HEDCOM). Dr. Benson is an internationally respected leader in the field of medicine. He is now acting as LifeStar's Chief spokesman and is chairman of its Board of Medical Advisors.

Ram S. Prayaga--Chief Technology Officer
Prior to joining LifeStar as Chief Technology Officer, he was responsible for the design of the patented PersonalCast(TM) System at the National Medical Research Council. He joined LifeStar Corporation as CTO and was responsible for the development of the service level prototypes and network service architectural specifications. More recently, he has been responsible for outsourcing the network development and system integration for the LifeStar System. As CTO, he is responsible for articulating the technical architecture of the System and the central coordination of LifeStar's relationship with its partners, Affiliated Computer Services, Inc.

His past development experience includes design and development of an advanced virtual reality system for medical teaching and design and development of an expert system for manufacturing. He has conducted extensive research work in neural networks, human vision, artificial intelligence and human interface design. He has a BS in Computer Science from University of Bergen, Norway, an MS in Computer Science from University of Southern California and an MA in cognitive Science from University of California, San Diego, where he had been employed as a researcher while working on his doctorate in cognitive Science.

Brian Alman, Ph.D.--Vice President, Clinical Studies
He has supervised LifeStar's field trials and application development in collaboration with Dr. Benson of Harvard Medical School. For the past four years, he has specialized in applying distance medicine and interactive healthcare communications to a variety of patient groups suffering from chronic disease. He is an internationally recognized authority on self-regulation in chronic disease management. He has authored three medical textbooks on that subject, one of which is the definitive text in the area. Dr. Benson lectures annually at seminars in France, Germany, Belgium, India and the United States at medical institutions such as Harvard Medical School, the University of Paris-Sorbonne, University of California, Scripps Medical Institute and Kaiser Permanente, one of the largest healthcare delivery systems in the world. Together with Dr. Benson, he has consulted with Procter & Gamble on applications of LifeStar technology to various healthcare initiatives. For several years, Dr. Alman has been testing the evolving LifeStar prototype network services on patients referred by Kaiser Permanente in nearly 20 chronic disease issues. He holds a Bachelors degree from Suffolk University in Boston, Massachusetts and an MA and Ph.D. in Clinical Psychology from the California School of Professional Psychology in San Diego.

Rena Brar--Vice President, Application Development
She joined the National Medical Research Council in 1992 where she directed the original theoretical research for the commercial application of its LifeStar project and collaborated with Mr. Breaux on authoring a variety of research papers and tutorials to support application for funding for prototype development. She is extending and integrating current research findings into the construction of predictive, compliance and self-regulation models to support the roll out of network services.

Prior to joining the Council, she worked on research in human memory and cognition at the Andrus Gerontology Institute at the University of Southern California. She is a member of the California Bar. She has extensive experience in applied research derived originally from judicial research and later in human cognition and behavior and received a Juris Doctor from USC and an MA in experimental psychology from the University of California, San Diego.

Kimberly Heart--Vice President, Communication and Seminars
She is a pioneer in the experimental application and delivery of care through both telecommunications and broadcast media. From 1994 until the present, she has worked with National Medical Research council on the development and implementation of its patented LifeStar technology. She has appeared as a stress expert on CBS and various local stations, including her own interactive radio talk show. She is a published author and has written a text on human stress in relationships. She has extensive experience in demonstrating the LifeStar
PersonalCast interface to large numbers of healthcare providers and focus individuals. She received an MA in psychology from the University of Colorado, a PA in psychology from the Medical College of Georgia and BS from the University of Wisconsin.

ACS-LifeStar Systems Development Management

The LifeStar systems development project requires careful organization and experienced management. Together with ACS, LifeStar has planned a joint management team with an Executive Steering Committee and Project Oversight Committee. The following organization chart illustrates the proposed team:

[graphic omitted, but included the following information:]

Strategic Review, Ernst & Young      ACS/LifeStar          Lyle Breaux
                                     Executive Steering    Ram S. Prayaga
                                     Committee             Darin LaGrange
                                                           Tom Latham
                                                           Bernie Wess

                                     Project Oversight     Ram S.Prayaga
                                     Operational           Mike O'Donnell
                                     Committee             ken Housman
                                                           Dave Arthurs

                                     ACS Project Executive

(lateral)
ADT Development Team Leader - (reporting) Engineers
AIMS Team Leader - (reporting) Engineers
HEDCOM Team Leader - (reporting) Engineers
Data Warehouse Director - (reporting) Engineers
Documentation Manager

[graphic omitted, but included the following information:]

                          RELATED PARTIES TRANSACTIONS


Relationship with National Medical Research Council


Employment of Key Officers And Directors
For several years, National Medical Research Council (NMRC) a non-profit medical foundation, has had a top priority of creating a viable economic solution to the problem of spiraling medical costs in the United States. Several of LifeStar's officers and directors directly contributed to the development of LifeStar technology. Present officers or directors of LifeStar who formerly have worked for NMRC are its President, Lyle Breaux; Rena Brar, Vice President, Application Development; Ram Prayaga, Vice President, Technology and LifeStar's Chief
Technology Officer, Herbert Benson, MD, Chief Consultation Scientist; Brian Alman, Ph.D, Vice President, Clinical Studies; and W. Douglass Smith, Director and Chief of Marketing. From time to time in the past, Messrs. Bro and Smith have been principal contributors to NMRC.

Incorporation of HealthCare Express Limited, a Bermuda Company
In 1998, NMRC incorporated HealthCare Express to commercialize on developing a network service computer architecture for its PersonalCast patient communication technology for both the United States and Europe. NMRC saw that a network service would be complimentary to PersonalCast technology, licensed previously to LifeStar Corporation. Pursuant to an exclusive agency agreement, LifeStar Corporation represents HealthCare Express, Limited for the sale of its network services for both the United States and Canada. LifeStar Corporation will not participate in HealthCare Express's provision of its network services to Europe.

Exclusive License and Royalty Agreement with NMRC
Both LifeStar Corporation and HealthCare Express have executed an exclusive license and royalty agreement with NMRC. Both agreements require each respective company to pay royalties to NMRC equivalent to 5% of gross revenue for use of the LifeStar technology and product or corporate names LifeStar, PersonalCast, Medical Dial Tone, AIMS, PULSE and HealthCare Express. In addition, LifeStar Corporation and HealthCare Express, Limited have agreed to pay a license fee of $2.5 million of which $250,000 has been paid thus far, and $5 million respectively to NMRC as consideration for executing these exclusive licenses.

                                REGULATORY ISSUES


Tax Considerations

Taxation of the Company
LifeStar believes that a significant portion of its income will not be subject to tax in Bermuda, which currently has no corporate income tax, or other countries in which the Issuer or its affiliates conduct activities or in which customers of LifeStar are located, including the United States. However, this belief is based upon the anticipated nature and conduct of the business of LifeStar, which may change, and upon LifeStar's understanding of its position under the tax laws of the various countries in which LifeStar has assets or conducts activities, which position is subject to review and possible challenge by taxing authorities and to possible changes in law (which may have retroactive effect). The extent to which certain taxing jurisdictions may require LifeStar to pay tax or to make payments in lieu of tax cannot be determined in advance. In addition, the operations of and payments due to LifeStar may be affected by changes in taxation, including retroactive tax claims or assessments of withholding on amounts payable to LifeStar or other taxes assessed at the source, in excess of the taxation anticipated by LifeStar based on business contacts and practices of LifeStar and the current tax regimes. There can be no assurance that these factors will not have a material adverse effect on LifeStar.

Bermuda Tax Considerations
Under current Bermuda law, LifeStar is not subject to tax on income or capital gains. Furthermore, LifeStar has obtained from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 (as amended), an undertaking that, in the event that Bermuda enacts any legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of such tax will not be applicable to LifeStar or to any of its operations, or the shares, capital or Common Stock of LifeStar, until March 28, 2016. This undertaking does not, however, prevent the imposition of property taxes on any company owning real property or leasehold interests in Bermuda.

United States Federal Income Tax Considerations
The Issuer and its non-United States subsidiaries will be subject to United States federal income tax at regular corporate rates (and to United States branch profits tax) on their income that is effectively connected with the conduct of a trade or business within the United States, and will be required to file federal income tax returns reflecting that income. LifeStar intends to conduct its operations to minimize the amount of its effectively connected income. However, no assurance can be given that the Internal Revenue Service (the "IRS") will agree with the positions taken by LifeStar in this regard. Moreover, the United States subsidiaries of the Issuer will be subject to United States federal income tax on their worldwide income regardless of its source (subject to reduction by allowable foreign tax credits), and distributions by such United States subsidiaries to the Issuer or its foreign subsidiaries generally will be subject to United States withholding.

Taxation of Stockholders

Bermuda Tax Considerations
Under current Bermuda law, no income, withholding or other taxes or stamp or other duties are imposed upon the issue, transfer or sale of the Common Stock or on any payments thereunder. See "Taxation of LifeStar--Bermuda Tax Considerations" for a description of the undertaking on taxes obtained by LifeStar from the Minister of Finance of Bermuda.

United States Federal Income Tax Considerations
The following is a summary of certain material United States federal income tax considerations that apply to the acquisition, ownership and disposition of Common Stock by United States Holders (as defined below) as of the date hereof. This summary deals only with Common Stock that is held as a capital asset by a United States Holder, and does not address tax considerations applicable to United States Holders that may be subject to special tax rules, such as dealers or traders in securities, financial institutions, insurance companies, tax-exempt entities, United States Holders that hold Common Stock as part of a straddle, conversion transaction, constructive sale or other arrangement involving more than one position, United States Holders that own (or are deemed for United States tax purposes to own under certain attribution or constructive ownership rules) 10% or more of the voting stock of the Issuer ("10% stockholders"), United States Holders that have a principal place of business or "tax home" outside the United States or United States Holders whose functional currency is not the United States dollar. In addition, the summary generally does not address the tax consequences to 10% Shareholders (as defined below). 10% Shareholders are advised to consult their own tax advisors regarding the tax considerations incident to an investment in Common Stock.

The discussion below is based upon the provisions of the Code, and regulations, rulings and judicial decisions thereunder as of the date hereof; any such authority may be repealed, revoked or modified, perhaps with retroactive effect, so as to result in United States federal income tax consequences different from those discussed below.

THE DISCUSSION SET OUT BELOW IS INTENDED ONLY AS A SUMMARY OF CERTAIN UNITED STATES FEDERAL INCOME TAX CONSEQUENCES OF AN INVESTMENT IN THE COMMON STOCK. PROSPECTIVE INVESTORS ARE URGED TO CONSULT THEIR OWN TAX ADVISORS AS TO THE TAX CONSEQUENCES OF AN INVESTMENT IN THE COMMON STOCK, INCLUDING THE APPLICATION TO THEIR PARTICULAR SITUATIONS OF THE TAX CONSIDERATIONS DISCUSSED BELOW, AS WELL AS THE APPLICATION OF STATE, LOCAL, FOREIGN OR OTHER FEDERAL TAX LAWS. THE STATEMENTS OF UNITED STATES FEDERAL INCOME TAX LAW SET OUT BELOW ARE BASED ON THE LAWS IN FORCE AND INTERPRETATIONS THEREOF AS OF THE DATE OF THIS PROSPECTUS, AND ARE SUBJECT TO ANY CHANGES OCCURRING AFTER THAT DATE.

As used herein,  a "United States Holder" of Common Stock means a holder that is
(i) a citizen or resident of the United States, (ii) a corporation or partnership created or organized in or under the laws of the United States or any political subdivision thereof, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or
(iv) a trust which is subject to the supervision of a court within the United States and the control of a United States person as described in section 7701(a)(30) of the Code.

Taxation of Dividends
The gross amount of dividends paid to United States Holders of Common Stock will be treated as dividend income to such United States Holders, to the extent paid out of current or accumulated earnings and profits, as determined under United States federal income tax principles. Such income will be included in the gross income of a United States Holder as ordinary income on the day received by the United States Holder. Such dividends will not be eligible for the dividends received deduction allowed to corporations under the Code. Subject to the PFIC rules described below, to the extent that the amount of any distribution exceeds the Issuer's current and accumulated earnings and profits for a taxable year, the distribution will first be treated as a tax-free return of capital, causing a reduction in the adjusted basis of the Common Stock (thereby increasing the amount of gain, or decreasing the amount of loss, to be recognized by the United States Holder on a subsequent disposition of the Common Stock), and the balance in excess of adjusted basis will be taxed as capital gain. The Issuer does not anticipate paying cash dividends in the foreseeable future. See "Dividend Policy."

For so long as the Issuer is a "United States-owned foreign corporation," distributions with respect to the Common Stock that are taxable as dividends generally will be treated for United States foreign tax credit purposes as either (i) foreign source "passive income" (or, in the case of certain United States Holders, foreign source "financial services income") or (ii) United States source income, in proportion to the earnings and profits of the Issuer in the year of such distribution allocable to foreign and United States sources, respectively. For this purpose, the Issuer will be treated as a United States-owned foreign corporation so long as stock representing 50% or more of the voting power or value of the Issuer is owned, directly or indirectly, by United States Holders.

Taxation of Capital Gains
For United States federal income tax purposes, a United States Holder will recognize taxable gain or loss on any sale or exchange of Common Stock in an amount equal to the difference between the amount realized for the Common Stock and the United States Holder's adjusted basis in the Common Stock. Subject to the PFIC rules discussed below, such gain or loss will be capital gain or loss. Capital gain of individuals derived with respect to capital assets held for more than one year is eligible for reduced rates of taxation depending upon the holding period of such capital assets. The deductibility of capital losses is subject to limitations. Any gain recognized by a United States Holder generally will be treated as United States source income. It is presently unclear whether any loss realized by a United States Holder will be treated as United States or foreign source.

Risk Evaluation

LifeStar's management is keenly aware of the risks associated with building a significant and profitable business. In this regard, management has carefully analyzed these risk factors in its efforts to achieve the objectives as described herein and has taken steps contained in its business design to lessen these risks. An examination of the most significant of these risk factors in the opinion of management and a brief summary of management's attempt to mitigate them are as follows:

Limited Operating History
Because National Medical Research, the licensor of LifeStar's technology on an exclusive basis, has absorbed or deferred nearly all of LifeStar's development costs and its network service infrastructure has not yet been constructed, it is presently difficult to forecast its business prospects. Therefore, LifeStar's prospects must be considered in the light of the risks, expenses and difficulties encountered in the establishment of a business in a highly competitive business such as telecommunication services. Based on this and other factors, there can be no assurance that the financial properties contained herein which show positive operating profit and cash flow will be met.

Acceptance of LifeStar's Solution by the Healthcare Industry
To be successful, LifeStar must attract a significant number of customers throughout the healthcare industry. LifeStar may not achieve the critical mass of users it believes is necessary to become successful. In addition, LifeStar expects to generate a significant portion of its revenue from per-minute usage fees. Consequently, any significant shortfall in the amount of usage fees occurring over LifeStar's network service infrastructure would adversely affect its financial results.

Obsolescence
Delivering healthcare telecommunications competes with other forms of care delivery such as face-to-face and inpatient treatment. Further, medical information is increasingly available through medical websites, ask-a-nurse hotlines, disease management pamphlets, physicians on-line, etc.

Dependence on Management and Key Personnel
At present LifeStar is dependent on the services of its management staff, the loss of one or more of whom could have a material adverse effect on the company.

Capital Requirements
LifeStar expects that funds raised up to each development milestone will be sufficient to meet its requirements. This is due to the predetermined and fixed nature of its development costs with ACS, the present foreseability of budgeted corporate overhead and the anticipated continuing decline of telecommunication charges. The overall development cycle of LifeStar network service facility has been designed to create a series of investable options and to minimize development risk. Each development milestone and its related funding creates identifiable value which forms the basis for raising additional capital. LifeStar anticipates raising additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. LifeStar may be unable to raise additional amounts on a basis considered reasonable by management when they are needed.

If the financing plans described in this Profile and Business Plan are a success, LifeStar is expected to have sufficient capital to implement its plan. If, however, the funds raised are less than anticipated, LifeStar may have to curtail some of its immediate plans, reschedule the planned roll out of one or more of its service levels or obtain financing from other sources. No assurance can be given that additional financing will be available at any time in the future.

Competition
There can be no assurance a variety of national, regional or local telecommunication enterprises will no commence emphasizing healthcare communication services with offerings similar to those of the Company and compete more directly with LifeStar, that new competitors will not enter the market or that other businesses will not themselves introduce competing services. There also can be no assurance that LifeStar" potential competitors will not provide services comparable or superior to those provided by LifeStar at lower rates or adapt more quickly than LifeStar to evolving healthcare industry trends or changing market requirements. Competition would possibly introduce price reductions, reduce gross margins and loss of market share, any of which could materially adversely affect LifeStar's business, financial condition and results of operations.

Item 2.           DESCRIPTION OF PROPERTY

The Company presently is occupying 2,000 aq. ft. of space in Santa Monica, California for administrative purposes.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceeding which, Management believes would have a material impact on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATERS

Market Information

There is no established public trading market for shares of the Company's Common Stock.

Market Makers: None.

As of March 31, 1999, 49,033,829 shares of the Company's Common Stock ere eligible for sale under Rule 144, subject to certain limitations included in such rule. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a two-year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of 1% of the Company's then outstanding Common Stock or the average weekly trading volume of such Common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is no, and has no been for the preceding three months, an "affiliate" of the Company.

There are not presently outstanding any option, warrants or other rights to purchase, or any securities convertible into or exchangeable for, shares of the Common Stock of the Company.

The Company has not granted any rights, or otherwise agreed, to register any shares of the Common Stock of the Company under the Securities Act for any security holder.

The Company has no present intention of publicly offering any shares of its Common Stock.

Holders.

As of March 31, 1999, there were 197 record holders of the Company's Common Stock. See "Description of Securities."

Dividends

A. Since inception, the Company has not paid any dividends on any of their respective shares of capital stock.

B. The Company does not foresee that it will have the ability to pay any dividends on its capital stock during the fiscal year ending March 31, 1999, nor does management have any present intention to pay any dividends in the foreseeable future. It is management's intention to retain any earning of the Company for future expansion and development purposes.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

Plan of Operation

LifeStar  Corporation   ("LifeStar")  and  HealthCare  Express  Limited  ("HCX")
(jointly referred to herein as "the Company") are deploying the first advanced telecommunication system for delivery of healthcare to large populations on an international basis. The Company's planned system is designed to apply new computer-telephony technology to the prediction prevention, measurement, and management of disease for more rapid, frequent and lower-cost care. The advanced network service planned by the Company will allow users to access and respond in both voice using the telephone or the Internet in a national and personalized two-way dialogue with medical providers and researchers using the Company's end-to-end open system architecture.

The Company believes as a result of rapid competitive and technological changes in the international healthcare management, pharmaceutical and telecommunication industries, that a significant opportunity exists for a highly focused enterprise to create a new generation of medical care through specializing in the delivery of new communication technologies for the healthcare industry. The Company believes the healthcare industry, because of its extreme dependence on two-way communication in patient-care, is particularly well suited to benefit from greater use of enhanced telecommunication processes. At the heart of the
Company's  system is an open  telecommunication  platform  for the  creation and delivery of healthcare communication. The Company's system architecture describes an environment which enables and manages a new generation of computer telephony interfaces, application development tools, medical call centers and data warehouses. The Company's planned network service will manage both inbound and outbound patient communication. The advanced service will answer provider inbound calls to patients and either allow the caller to leave the appropriate message and guidance or, if the patient has no elected none, will call and track each individual to different phone numbers and Internet addresses in an effort to locate that person. The result is a totally unique and patented process of managing and automating a significant portion of personal healthcare communication. The goal of this planned telecommunication system is ease of use, greater convenience and both labor and time savings for patients and healthcare consumers.

When completed, the Company's advanced network service will utilize the existing public telecommunication and healthcare infrastructure as its delivery platform and leverage it in turn to provide mass patient connectivity and a single lifetime point of contact and permanent address for healthcare telecommunications. This specialized telecommunication system will first be be used by America's healthcare industry and then in many other nations for two broad functions: (1) healthcare delivery - the network is designed to deliver more frequent and economical medical care within each patient's daily life, and
(2) healthcare informatics and state of the art medical research - the network is designed to more economically access new forms of vital data which provide a more complete and cumulative medical portrait of each individual patient. This form of advanced patient data has not been previously available and is useful for healthcare decision support and medical investigation. When available, healthcare data of this type allows medical providers to understand the totality of an individual's healthcare profile. In addition to healthcare delivery, the Company's network platform is designed to function as a real-world laboratory environment for more scientifically developing, testing, and analyzing new products and the entire spectrum of medical treatment. See HealthCare Express, Limited - "Medical Outcomes Data."

Progress to Date

The Company has completed the initial design specifications, prototype development, internal and external testing of components of its network based telecommunication system. The Company's system design specifications permit its HealthCare Express Data and Communication Center (HEDCOM) when completed to scale up to simultaneously handle hundreds of thousands of streams of voice and data from patients on an international basis. Pursuant to a detailed request for proposal (RFP), the Company has solicited final price bids on a competitive basis from information technology (IT) services and computer system integration organizations with international experience to act as prime vendor and general contractor to LifeStar Corporation. As a result, the Company has substantially narrowed the costs and development risks associated with its system construction and planned roll-out. The Company believes its network specifications provide it with the flexibility to implement new software, hardware and system developments without incurring substantial redesign costs or downtime. Planned network roll-out and application development will be in three phases. (See Network
Roll-out and Implementation Plan). These phases when completed will form a state-of-the-art international healthcare patient communication network. The Company believes that its HEDCOM network operation and communication center model will differentiate its services from potential competitors by eliminating any capital investment required of its customers. The Company's telecommunication system is being designed and engineered with a scalable architecture to economically allow multiple upgrades of its initial capacity through the addition of computer servers at its planned Data and Communication Center hub located in Bermuda. System architecture utilizes existing proven components, which are presently in use, in a variety of commercial environments and configures them to create a new method of healthcare communication.

LifeStar Corporation through its contractors will be responsible for the system's development in America which will consist of the following stages: (i) software development, stateside integration testing, system testing, stress testing, acceptance testing by HealthCare Express Limited, operational readiness testing and construction of a pilot facility in America which can be scaled to eventually act as a standby for the planned Bermuda facility; construction of the Company's Data and Communication Center in Bermuda, and; (ii)marketing to healthcare organizations in America; (iii) development of disease and behavior applications in conjunction with the academic medical community within the United States. HealthCare Express, Limited through its contractors will be responsible for the international deployment of its HEDCOM network-based platform which will consist of formation of joint marketing ventures by HealthCare Express Limited for the country by country marketing to the healthcare industry in Europe of the Company's planned telecommunication system to be based in Bermuda.

Markets and Offerings

The Company was formed to capitalize on the need by healthcare organizations, pharmaceutical researchers and medical providers for a streamlined, more frequent means for communicating with patients and their members. This need, in part, has been influenced by increasing costs of medical treatment and the related need to reduce the utilization of scarce medical resources. It has been driven by the increasing need for fast access to patients and members of the organizations, the rapid growth of medical information management, and the increasing focus on accountability and improved outcomes for chronic disease issues in an aging population. The existence of clinical and quality of care databases will become increasingly important to healthcare organizations as healthcare continues to become more patient-focused. In response to the growing need of healthcare organizations for low-cost access to patient populations, the Company adopted a business strategy designed to establish it as a leading provider of advanced communication solution for patient communication. In the pharmaceutical industry, the rapid growth of new product development, direct-to-consumer marketing and increasing need for post-launch follow-up for differentiating the long-term effectiveness of a drug from others in its class has driven the need for an ongoing telecommunication link to large patient populations.

For managed care organizations, pharmaceutical manufacturers, medical researchers, medical providers and telecommunication carriers, a direct channel to patients as planned by the Company is a means to more frequently monitor and gather new forms of qualitative patient data which have not been previously available from within each patient's daily life. The Company believes the value of such qualitative data to the healthcare industry will grow as it is used for:
(i) earlier  detection of the  effectiveness  of a  treatment;  (ii) the rate of progression or alleviation of illness; (iii) the severity and sequence of symptoms; and (iv) more accurately predicting risk and the course of an ailment and its treatment. The need for a single point of contact and more convenient channel to patients and other healthcare beneficiaries is increasingly attractive to telecommunication providers for building and marketing higher perceived value-added features, increasing brand alligence and utilizing network capacity.

Business Strategy Summary

The Company's mission is to create an international telecommunication facility which more conveniently links patients, members of healthcare organizations and employees of corporations which purchase healthcare to the managers and providers who are responsible for their health and well being. In order to accomplish this objective, LifeStar Corporation and HealthCare Express Limited have jointly adopted a business strategy which includes:

         LifeStar Corporation, marketing the United States segment of the telecommunication system as the new standard for conveniently communicating with patients and members of managed care organizations. LifeStar Corporation will deploy the system by providing a range of patented access interfaces;

         HealthCare Express, Limited acting as an international telecommunication company and wholesale service provider confining its focus to specializing in the healthcare industry. HealthCare Express Limited will own the telecommunication system in a manner to minimized cost and risk;

         LifeStar Corporation will charge customers based on the value they receive; and, select applications as solutions based upon their recognized value to each segment of the healthcare industry in America utilizing existing access modes already in patients lives;

         HealthCare Express, Limited will rapidly build-out and test its Data and Communication Center using scalable components and modular architecture permitting lower initial costs of fixed plant infrastructure;

         Both companies will leverage the HEDCOM Center's capacity over other industry segments and markets. LifeStar Corporation will market the System's service to secondary markets such as the home healthcare, psychotherapy, physical rehabilitation and pediatric care. HealthCare Express, Limited will market the system to the healthcare industry in Europe through joint-ventures with local partners; and

         Both  Companies will utilize a  state-of-the-art  technology and design
         architecture   that  provides  future  cost  advantages  over  existing
         alternatives.

In addition, HealthCare Express, Limited believes it can develop a favorable position as a low-cost provider of specialized healthcare telecommunication services to the entire healthcare industry on an international basis. This low-cost position of these services in relation to other telecommunication organizations, can be sustained as a result of its: (i) early entrance into the Distance Medicine and patient communication niche of the telecommunication market permitting it to engage in targeted marketing in conjunction with LifeStar Corporation in America to large industry accounts with relatively low sales, marketing, general and administrative expense and to form relationships with a diverse range of healthcare organizations; (ii) freedom from legacy infrastructure; (iii) pricing based on incremental cost savings to healthcare organizations and providers as related to disease and research specific enhanced or value-added telecommunication applications; (iv) economies of scale with respect to equipment utilization derived from its unique software and reconfiguration of state-of-the-art computer telephony equipment and related fault tolerant data-base communication servers; (v) scalar economies of leveraging its Data and Communication Center Bermuda hub facility to the European healthcare marketplace following initial penetration of the managed care and pharmaceutical markets in America. This leveraging of its network based platform across healthcare market segments will be accomplished first, by the marketing by LifeStar Corporation of the facilities services to additional segments of the healthcare industry, such as; home healthcare, chain pharmacies, psychotherapy, physical rehabilitation, weight management, smoking cessation, alcohol and drug abuse, long-term prevention and disease management programs, city and county social workers; and (vi) subsequently, additional economies are planed to be derived by HealthCare Express, Limited from the leveraging of the Data and Communication Center through marketing its services into the European healthcare market; lastly, (vii) HealthCare Express Limited presently favored taxation status with respect to earnings, if any, as compared to traditional telecommunication service providers. See "Tax Considerations."


Planned New Product and Scientific Research Facility

The Company has entered into a Joint Scientific Collaboration with Dr. Herbert Benson of Harvard Medical School to oversee the creation of new healthcare treatment products through development of disease management, self care and utilization management solutions using new network based communication technologies. Dr. Benson is widely recognized as a leading pioneer in the field of behavioral medicine. His research has emphasized patient self-regulation as the foundation for all self-care and disease management programs. His investigation into medical treatment through patient self-regulation has been peer reviewed and published in such journals as the Journal of the American Medical Association (JAMA), New England Journal of Medicine, Lancet, Nature and the Annual Review of Medicine, and his various books on self-care have sold over 4,000,000 copies. He has served as President of the Society of Behavioral Medicine and is the founder and president of the Mind/Body Institute at Harvard Medical School.

The HEDCOM Data and Communication Center in Bermuda will be owned by HealthCare Express, Limited. The network segment to be delivered into the United States as a planned component of the LifeStar System will be developed by LifeStar Corporation for HealthCare Express, Limited, of which LifeStar presently owns 33% of its common stock. HealthCare Express, Limited was founded by the National Medical Research Council, a nonprofit medical research corporation, and Dr. Benson to create a specialized healthcare telecommunication facility which could deliver a variety of American discoveries in medical treatment to the international market place. The Company and Dr. Benson believed that such a specialized telecommunication facility could improve medical treatment and also act as a real world medical research environment, in similar fashion to a laboratory, using advanced telecommunications for assessing, developing, testing and delivering new healthcare products and services to patients. (See Certain Transactions.) HealthCare Express, Limited has applied to the Federal Communications Commission for an international carrier license with respect to service delivery within the United States. The telecommunication network segment in the United States of the LifeStar System will utilize the world's fastest, highest capacity, coast-to-coast communication facility, the 16,000-mile fiber-optic cable system under development by Qwest Communications International Inc. ("Qwest"). The Company believes that the Qwest infrastructure backbone within the United States presently affords significant advantages for the higher security and data integrity requirements of healthcare service delivery.


The Company has thus far had no revenues from operations and does not expect to do so within the next 12 months. The opening of its planned centers and the provision of its services will be dependent upon it raising significant amounts of additional capital. Initially, the Company estimates that it requires a minimum of $3,600,00 to commence the roll out of its planned center expansion.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company had no operations from inception through September 1993, when it acquired a license agreement and a subsidiary from third parties in exchange for the issuance of restricted stock.


Fiscal Years Ended December 31, 1998 and 1999.

The Company has no revenues from operations in either fiscal 1998 or 1999. All revenues received in both fiscal years come from grant wards for the U.S. Department of Health and Human Services, Public Health Service, National Institute of Health.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company's independent auditor has included an explanatory paragraph in his report on the Company's consolidated balance sheet as at March 31, 1999, and the related consolidated statement of operation, stockholder equity and cash flows for the year then ended which states that the Company's continuing losses from operations raises substantial doubt about the ability to continue as a going concern.

Management recognizes the need to raise additional cash in fiscal 1999 to continue the commercial development of its technologies. Management is diligently pursuing various sources of financing and is focusing its immediate efforts on securing additional equity financing, licensing its technology and forming strategic alliances to financially assist with the development of its technology. The Company will be dependent upon the proceeds to be raised from these sources to continue it business operations. Management is presently involved in discussions with both potential private investors and strategic partners to secure additional financing and anticipates completing one or more of such transactions. However, Management can give not assurances as to its ability to raise the funds necessary to enable it to conduct its business. If the Company is unable to obtain the necessary cash, other more substantial restructuring options may become necessary.

Since September of 1993, through March 31, 1999, the Company has incurred operating expenses, which were incurred and deferred by the Council in the amount of $1,096,686. This amount is now evidenced by a five-year promissory note dated March 31, 1999 bearing interest at the rate of 7% per annum, which is payable interest only on an annual basis. Prior to the Company raising the capital required for its operating needs, it is estimated that it will incur additional expenses for which it presently lacks sufficient operating resources. See "Plan of Operation."

ITEM 7.           FINANCIAL STATEMENTS

Financial Statements

See page F-1 through F-9 attached here to for copies of the Company's audited financial statement from inception through March 31, 1999.

Unaudited Quarterly Financial Statements:

Quarter ended December 31, 1999.
                                       40

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Shareholders and Board of Directors
LifeStar Corporation (A Development Stage Company)

I have audited the accompanying consolidated balance sheet of LifeStar Corporation (A Development Stage Company) as of March 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows, for each of the two years in the period ended March 31, 1999 and for the period from inception on September 17, 1985 through March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeStar Corporation (A Development Stage Company) as of March 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1999 and for the period from inception on September 17, 1985 through March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beverly Hills, California
/s/Jaack Olesk
--------------
Jaack Olesk
April 16, 1999

                              LifeStar Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 1999

                                     ASSETS

Current Assets

 Cash                                       $      --
                                            -----------
Total current assets                               --

Other Assets

 License Agreement (Note 5)                   2,500,000
 (Less) valuation allowance                  (2,500,000)
                                            -----------
Total other assets                                 --

                                            $         0
                                            ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

 Accrued expenses                           $     6,000
 Note payable (Note 6)                        1,096,686
                                            -----------
Total current liabilities                     1,102,686

Stockholders' equity (deficit)

 Preferred Stock, $.01 par
 value 1,000 shares
 authorized, issued and
 outstanding                                         10

 Common stock, no par value,
 900,000,000 shares authorized;
 49,033,829 shares issued and
 outstanding                                    222,763
 Additional Paid-in Capital                   1,605,088
 (Deficit) accumulated during
    the development stage                    (2,930,547)
                                            -----------
Total stockholders' equity (deficit)         (1,102,686)
                                            -----------
                                            $         0
                                            ===========

          See accompanying notes to consolidated financial statements.

                              LifeStar Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                    (Inception)
                                      Year          Year              Sept. 7,
                                      Ended         Ended             1985 to
                                    March 31,      March 31           March 31,
                                      1999          1998                1999
                                  -----------     ----------          --------


Revenues                       $       --        $       --        $       --

Expenses:

General and

Administrative                       89,776            55,227           549,429

License Agreement

Valuation Allowance                    --                --           2,500,000
                                 ----------        ----------        ----------


Operating (Loss)                    (89,776)          (55,227)       (3,049,429)

Other Income:

Grant Revenue                        30,624            48,967           118,882


(Loss) before

 income taxes                       (59,152)           (6,260)       (2,930,547)

Provision for

income taxes                           --                --                --
                                 ----------        ----------        ----------

NET (LOSS)                     $    (59,152)     $     (6,260)     $ (2,930,547)
                                 ==========        ==========        ==========
Net (loss) per

 common share                  $       (.01)     $       (.01)     $       (.11)
                                 ==========        ==========        ==========
Weighted average

outstanding shares               42,858,829        30,508,829        27,588,667
                                 ==========        ==========        ==========


          See accompanying notes to consolidated financial statements.

                              LifeStar Corporation
                          (A Development Stage Company)
  Statement of Changes in Consolidated Stockholders' Equity (Deficit) (1 of 2)

                                                                                            (Deficit)
                                                                                            Accumulated
                                                                                       Additional During the
                                      Common  Stock             Preferred Stock        Paid-In   Development
                                 Shares           Amount      Shares       Amount      Capital      Stage      Total
                                 ------           ------      ------       ------      -------      -----      -----

Balance at
Inception on
Sept. 17,1985                       --      $       --          --       $     --     $       --     $--   $       --

Issuance of
shares to
officers,
directors and
others
on Sept. 24, 1985              2,400,000           2,400        --             --           12,600    --         15,000

Public Offering
at $.02 (Net of
Offering Costs)-
1986                           7,000,000           7,000        --             --          105,025    --        112,025

Issuance of
shares to
Officers,
Directors and
others for
services- 1988                40,600,000          40,600        --             --             --      --         40,600

8 for 1
reverse stock
split-1988                   (43,750,000)        (43,750)       --             --           43,750    --           --

Issuance of
shares to
officers,
directors and
others for
services-1989                 26,312,000          26,312        --             --             --      --         26,312

Issuance of
shares to
officers,
Directors
and others for
services-1992                    125,000             125        --             --             --      --            125

Business
combination-
1994                         282,000,000            --          --             --           10,000    --         10,000

License
Acquisition
1995                                --              --          --             --        1,403,314    --      1,403,314

1 for 30
reverse split-
May 31, 1995                (304,197,433)        (30,399)       --             --           30,399    --           --

         See accompanying notes to con solid ated financial statements.

                              LifeStar Corporation
                          (A Development Stage Company)
  Statement of Changes in Consolidated Stockholders' Equity (Deficit) (2 of 2)


                                                                                            (Deficit)
                                                                                            Accumulated
                                                                                       Additional During the
                                 Common  Stock             Preferred Stock        Paid-In   Development
                              Shares        Amount      Shares        Amount      Capital      Stage        Total
                              ------        ------      ------        ------      -------      -----        -----
Shares issued
for cash-
Jan. 1,1995-
March 31,
1997                          117,333      176,000        1,000           10         --           --         176,010

Shares issued
for services
Jan. 1, 1995-
March 31,
1997                       19,901,929       25,950         --           --           --           --          25,950

Net (loss)
for period
Sept. 7, 1985
(inception)-
March 31,
1997                             --           --           --           --           --     (2,865,135)   (2,865,135)

Balance,
March 31,
1997                       30,508,829      204,238        1,000           10    1,605,088   (2,865,135)   (1,055,799)

Net (loss)
for year
ended March
31, 1998                         --           --           --           --           --         (6,260)       (6,260)

Balance,
March 31, 1998             30,508,829      204,238        1,000           10    1,605,088   (2,871,395)   (1,062,059)

Shares issued
for services
during year
ended March 31,
1999                       18,525,000       18,525         --           --           --           --          18,525

Net (loss) for
year ended
March 31, 1999                   --           --           --           --           --        (59,152)      (59,152)

Balance,
March 31, 1999             49,033,829   $  222,763        1,000   $       10  $ 1,605,088  $(2,930,547)  $(1,102,686)
                           ==========   ==========        =====   ==========  ===========  ===========   ===========



          See accompanying notes to consolidated financial statements.

                              LifeStar Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                    (Inception)
                                          Year           Year         Sept. 7,
                                         Ended          Ended        1985 to
                                       March 31,       March 31,     March 31,
                                         1999            1998           1999
                                      -----------    -----------    -----------

Operating Activities:
  Net (loss)                          $   (59,152)   $    (6,260)   $(2,930,547)
Adjustments to reconcile
 net (loss) to net cash
 (used by) operating
  activities:
Write off of subsidiary                      --             --           10,000
Common stock issued

 for services                              18,525           --          111,522
Valuation allowance                     2,500,000
Changes in operating assets
 and liabilities:
 Accrued expenses                           6,000           --            6,000
 Other                                     34,627          6,260           --
                                      -----------    -----------    -----------
Net Cash (used)
 by operating Activities                     --             --         (303,025)
Investing Activities:                        --             --             --
Cash flows from
Financing Activities
 Common stock issued

   for cash                                  --             --          303,025
                                      -----------    -----------    -----------
Net cash provided

 by Financing Activities                     --             --          303,025
Increase (Decrease)
 in Cash                                     --             --             --
Cash at beginning of period                  --             --             --
                                      -----------    -----------    -----------

Cash at end of period                 $      --      $      --      $      --
                                      -----------    -----------    -----------
Supplemental cash flows information:

Cash paid during the period for:

Interest                              $      --      $      --      $      --
                                      -----------    -----------    -----------
Income taxes                          $      --      $      --      $      --
                                      -----------    -----------    -----------

Non-cash financing transactions:

 Shares for services                  $    18,525    $      --      $   111,522
                                      -----------    -----------    -----------
 Acquisition of license
 agreement for stock

 and note                             $      --      $      --      $ 2,500,000
                                      -----------    -----------    -----------

          See accompanying notes to consolidated financial statements.

                              LifeStar Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 1999

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

         LifeStar Corporation (the "Company"), a Utah corporation, was incorporated on September 17, 1985. The Company has been formerly known as Zohoz Funding, Inc., U.S. Care Industries, Inc. and Rand Industrial Group, Inc. The Company, a development stage enterprise, is attempting to develop operations as a supplier of health care services through telecommunications. The Company has had no revenues from these operations.

         The consolidated financial statements include the accounts of LifeStar Corporation and its wholly-owned subsidiary, LifeStar Advanced Behavioral Technologies. All intercompany accounts and transactions have been eliminated.

Cash Equivalents

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Loss per Share

     The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Shares for services

         Valuation of shares for services is based on the fair market value of services.

Grant Revenue

         Grant revenue consists of monies received by the Company pursuant to a grant by a United States government agency. The Company is the recipient of an award from the U.S. Department of Health and Human Services, Public Health Service, National Institutes of Health.

                              LifeStar Corporation
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 1999

Note 1 - Summary of Significant Accounting Policies (continued)

Research and Development Costs

         Research and development costs are expensed as incurred.

Reclassifications

     Certain prior year amounts have been reclassified to conform with 1999 classifications.

Income Taxes

         The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". (See Note 4). Note 2 - Basis of presentation and considerations related to continued existence (going concern)

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $59,152 and $6,260 for the year ended March 31, 1999 and for the year ended March 31, 1998, respectively. This raises substantial doubt about its ability to continue as a going concern.

     The Company's management intends to raise additional operating funds for the building of its planned network service through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.

Note 3 - Development Stage Company

         A Development Stage Company is one for which principal operations have not commenced or principal operations have generated an insignificant amount of revenue. A development stage company's management devotes most of its activities to establishing a new business. However, there can be no assurance that the Company's management will be successful in establishing an operating business.

                              LifeStar Corporation
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 1999

Note 4 - Income Taxes

         The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

         Since the Company has not generated taxable income since inception, no provision for income taxes has been provided. At March 31, 1999, the Company did not have any significant tax net operating loss carryforwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At March 31, 1999, the Company did not have any significant deferred tax liabilities or deferred tax assets.

         The Company is delinquent on income tax return filings. The Company has not filed required federal and state tax returns for approximately the last four years.

Note 5 - License Agreement and Related Valuation Allowance

         The Company possesses a license agreement from a non-profit medical research entity (see also Note 6) assigning the Company exclusive rights in the United States for commercial application of licensed software, hardware, programs, patent rights, trademarks and copyrights relating to the fields of medicine and health promotion.

         Due to uncertainty of recovery the Company has recorded a valuation allowance for the full amount of this intangible asset.

Note 6 - Note Payable

         The $1,096,686 note payable is due to a non-profit medical research entity (the same entity mentioned in Note 5) This note is a non-interest bearing, unsecured, demand note.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name                       Age                       Position
----                       ---                       --------

Carson E. Beadle           64       Chairman of the Board and Senior Vice President - Marketing
Lyle Breaux                60       President, CEO, Treasurer, Director
Robert Chan                58       Executive Vice President - Chief, Healthcare Markets and Director
Brian Alman, Ph.D          46       Senior Vice-President - Behavioral Research
Kimberly Heart             46       Vice-President - Communications
Ram Prayaga                28       Director of Technology
Harold A. Abeles           75       Secretary

The Directors serve as such until the next annual meeting or until their successors are elected and qualified. See pages 23 to 26 for the employment history of each of the officers and directors.

See pages 23 to 26 for the employment history of each of the above named individuals.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Section 16 reporting persons"), to file with the Securities an exchange Commission (the "SEC"( initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 reporting persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1999, all Section 16(a) filing requirement applicable to the Company's Section16 reporting persons were satisfied.

ITEM 10.          EXECUTIVE COMPENSATION

No executive officer of the Company earned in excess of $100,000 during the fiscal year ended March 31, 1999.

All executive officers as a group (4 persons) received no cash compensation during the fiscal year ended March 31, 1999.

No executive officer receives a salary from the Company.

The Company does not have any formal bonus plans, stock option plans or any other similar compensation plans for its executive officers.

Directors of the Company do not receive any compensation for attendance at meetings of the Board of Directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information's of May 1, 2000, with respect to the beneficial ownership of the Company's Common Stock, no par value per share, by holders of more than 5% of the Company's Common Stock, by each Director of the Company and by all Directors and Officers of the Company as a group.
                                    Number of Shares                  Percent
Name of Beneficial Owner            Beneficially Owned (1)          of Class (2)
------------------------            ----------------------          ------------

W. Douglas Smith                     2,333,334                          5.1%

North Star Trust                     2,333,334                          5.1%

Eily Limited                         4,500,000                          9.1%

Taradata Investments Ltd.            4,500,000                          9.1%

Lakco Limited                       11,666,670                         23.7%

Rigo Limited                        11,670,670                         23.7%

All directors and officers
As a group (6 individuals)          2,333,334                           5.1%
                                                                       ------

----------------------

(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person or entity named in the table above. The address for each beneficial holder is 122 Ocean Park blvd., Suite 411, Santa Monica, CA 90405

(2)      Based  upon  49,033,829  shares  of  Common  Stock   outstanding.   See
         "Description of Securities."


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1994, four nominees of the National Medical Research Council (the "Council") acquired an aggregate of 92,574 shares of the Company's common stock (constituting approximately 85% of the outstanding shares), from the holders thereof pursuant to a Stock Purchase Agreement dated September 3, 1993. The aggregate purchase price was $15,000. The four nominee purchasers are not affiliated with the Company. Until March 1995, W. Douglas Smith, Chairman of the Board of the Company, and Lyle Breaux, Vice Chairman of the Board, Treasurer and director of the Company, were officers of the Council.

In May 1994, the Company entered into a license agreement ("License") with the Council. This license and its related technology is at the core of the Company's business plan. In connection with the License, the Company issued 473,333 shares of its common stock to the Council and issued a promissory note for $500,000 ("Original Note").

The Company was in default under the terms of the Original Note. As a result, the License Agreement was amended in March of 1995 to provide for a cash payment of $250,000 and this issuance by the Company of a new $2,250,000 Promissory note which is payable over three years. The Original Note has been canceled and the 473,333 shares were returned to the Company by the Council and were canceled.


In May 1994, the Company issued 473,333 shares of its common stock to Viking Properties Corporation, in exchange for all of the issued and outstanding shares of LifeStar Advanced Behavioral Technologies ("LABT"). Lyle Breaux, the Vice Chairman of the Board, Treasurer of the Company was the President of Viking Properties. LABT was the recipient of the Grant Award from the U.S. Department of Health and Human Services Public Health Service.

In June 1994, the Company's Articles of Incorporation were amended to change its name to LifeStar Corporation and to increase the authorized number of shares from 50,000,000 to 900,000,000.

In March 1995, the Company's Articles of Incorporation were amended to authorize the issuance of preferred stock. As amended, the Articles provide that the total number of shares of stock which the Company shall have the authority to issue is 910,001,000 consisting of 900,000,000 shares of Common Stock, no par value ("Common Stock"), 1,000 shares of Preferred Stock, have a par value of $.01 per share (the "Original Preferred Stock") and 10,000,000 shares of Preferred stock, have a par value of $.01 per share (the "Class A Preferred Stock").

Except as provided in (ii) below, each holder of Common Stock shall have one (1) vote for each share of Common Stock shall have one (1) vote for each share of Common Stock held by him or record on the books of the Company for the election of directors and on all matters submitted to vote of the stock holders of the Company.

Until December 31, 2010, with respect to the election of directors, holders of Common Stock shall be entitled to elect that number of directors which constitutes tow-fifths (2/5ths of the authorized number of members of the Board of Directors and, if such two-fifths (2/5ths) is not a whole number of directors that is closest to, but not in excess of, tow-fifths (2/5th) of such membership.

If permitted by the By-Laws, the Board of Directors my increase the number of directors and any vacancy so created my be filled by the Board of directors, provided, that so long as the holders of Common Stock have the right to elect only tow-fifths (2/5ths ) of the directors, the Board of Directors may be so enlarged by the Board of Directors only to the extent that tow-fifths (2/5ths) of the enlarged Board consists of Common Stock Directors.

The holder of Common Stock shall have exclusive voting power on all matters at any time no Preferred Stock is issued and outstanding.

Excepts as provided below, the holders of Original Preferred stock shall not be entitled to vote except as to matters in respect of which they shall at the time be indefeasibly vested by statute with such right. A holder of Original Preferred Stock shall have one (1) vote for each share of Original Preferred stock held by him or record on the books of the Corporation on all matters as to which he shall have the right to vote.

Until December 31, 2010, with respect to the election of directors, holders of Original Preferred Stock shall be entitled to elect that number of directors which constitutes three-fifths (3/4ths) of the authorized number of members of the Board of Directors and, if such three-fifths (3/5ths) is not a whole number, then the holders of Original Preferred stock shall be entitled to elect the nearest higher whole number of directors that is at lease three-fifths (3/5ths) of such membership.

If permitted by the By-Laws, the Board of Directors may increase the number of directors and any vacancy so created may be filled by the Board of Directors provided, that, so long as the holders of the Original Preferred Stock have the right to elect three-fifths (3/5ths) of the directors, the Board of Directors may be so enlarged by the Board of Directors only to the extent that three-fifths (3/5ths) of the enlarged Board consists of Original Preferred Stock Directors. This right to elect three-fifths (3/5th) of the Board of Directors shall expire on December 31, 2010.

The holders of shares of Original Preferred Stock shall not be entitled to receive any dividends.

The holder of record of shares of Original Preferred Stock shall, at their option, be entitled to convert each shares or Original Preferred Stock into 10,000,000 shares of fully paid and non-accessible Common Stock.

In March 1995, the Company issued (I) 700,000,000 shares of its common stock to Go Irish, Ltd., a Delaware corporation in exchange for $50,000 cash and $200,000 non-interest bearing Promissory note which is due June 30, 19995 and (ii) 1,000 shares of Original Preferred Stock in exchange for $25,000 cash and a non-interest bearing promissory note which is due June 30, 1995. No officer, director or principal shareholder of the Company is affiliated with Go Irish, ltd.

In April, 1995, the Company issued 524,449 shares of its common stock to Dr. Brian M Alman, the Company's Senior Vice President - Behavioral Research, for prior services rendered in connection with research and development activities of the Company's subsidiary, LifeStar Advanced Behavioral Technologies.

On May 31, 1995, the Company affected a 30 to 1 reverse stock split.

From October 1995 through August 1999, the Company issued an aggregate of 19,675,667 shares of its common stock to various persons and entities for services rendered to the Company.

ITEM 13.          EXHIBITS LIST AND REPORTS ON FORM 8-K

A.       Exhibits
         Ex. No.           Description of Document.
         ------------------------------------------

2.1 Stock Purchase Agreement, dated as of September 3, 1993 between National Medical Research Council ("Council") and TXV Industries, Inc.
         (1)

3.1      Articles of Incorporation of the Registrant, as amended. (1)

3.2      Bylaws of the Registrant, as amended. (1)

3.3 Articles of Amendment to Registrant's Articles of Incorporation - Creation of Preferred stock. (1)

10.1 Exclusive License Agreement, dated may 10, 1994, between National medical Research Council and Registrant (1)

10.2 Notice of Grant - Department of Health and Human Services Public Health Service, dated September 30, 1993. (1)

10.3     Form of Amendment No. 1 to Exclusive License Agreement. (1)

10.4 Promissory Note, dated May 25, 1994 for $500,000, payable to Registrant to the Council. (2).

10.5 Promissory Note, dated March 15, 1995 for $2,250,000 payable by Registrant to the Council. (2)

10.6 Stock Acquisition Agreement, dated as of march 1, 1995, between Go Irish, Ltd. ("GIL") and Registrant, as amended. (2)

10.7 Preferred stock Acquisition Agreement, dated as of March 1, 1995, between GIL and Registrant, as amended. (2)

10.8 Promissory Note dated March 31, 1995, for $292,514, payable by Registrant to the Council.(2)

------------------------------
(1)      Filed as an Exhibit to Registrant's Form 10 SB dated May 13, 1994.

(2) Filed as an Exhibit to Registrant's Form 10KSB for the fiscal year ended December 31, 1994.

B.       Reports on Form 8-K

         None filed.

         SIGNATURES

          In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: May 15, 2000

         By: \s\  Lyle Breaux
                  Lyle Breaux, President

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature/                                           Date
         Title

        /s/ Lyle Breaux                                   May 15, 2000
        ---------------
            President, Chief Executive Officer
            (Principal Executive Officer) and Director

        /s/ Lyle Breaux                                   May 15, 2000
        ---------------
            Treasurer (Principal Financial Officer)
            And Director

        /s/ Carson E. Beadle                              May 15, 2000
        --------------------
            Director


        /s/ Robert Chan                                   May 15, 2000
        ----------------
            Director