Form 10QSB
period 1999-12-31
LIFESTAR CORP
filed 2000-05-16
CIK 923137

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 1999


                           Commission File No: 0-24140


                              LIFESTAR CORPORATION
                              --------------------

        (Exact Name of small business issuer as Specified in its Charter)


         Utah                                              87-0426839
--------------------------------            -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation)

              233 Wilshire Blvd., Suite 325, Santa Monica, CA 90405
    -----------------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (310) 395-1134
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                  Yes      X                                  No
                         ----                                    ----

The number of shares of issuers Common Stock, no par value, outstanding as of December 31, 1999 was 49,033,829 shares.

                              LifeStar Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 1999

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

                              LifeStar Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                           Year
                          Ended
                        December 31,
                           1999
                           ----

Revenues                                                           $       --

Expenses:

General and

Administrative                                                           89,776

License Agreement
Valuation Allowance                                                        --
                                                                   ------------


Operating (Loss)                                                        (89,776)

Other Income:

Grant Revenue                                                            30,624


(Loss) before

 income taxes                                                           (59,152)

Provision for
income taxes                                                               --
                                                                   ------------

NET (LOSS)                                                         $    (59,152)
                                                                   ------------
Net (loss) per
 common share                                                      $       (.01)
                                                                   ------------
Weighted average
outstanding shares                                                   42,858,829
                                                                   ------------

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

                              LifeStar Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                         Year
                                                                        Ended
                                                                       Dec. 31,
                                                                         1999
                                                                         ----
Operating Activities:
  Net (loss)                                                           $(59,152)
Adjustments to reconcile
 net (loss) to net cash
 (used by) operating
  activities:
Write off of subsidiary                                                    --
Common stock issued
 for services                                                            18,525
Valuation allowance
Changes in operating assets
 and liabilities:
 Accrued expenses                                                         6,000
 Other                                                                   34,627
                                                                       --------
Net Cash (used)
 by operating Activities                                                   --
Investing Activities:                                                      --
Cash flows from
Financing Activities
 Common stock issued
   for cash                                                                --
                                                                       --------
Net cash provided
 by Financing Activities                                                   --
Increase (Decrease)
 in Cash                                                                   --
Cash at beginning of period                                                --
                                                                       --------

Cash at end of period                                                  $   --
                                                                       --------
Supplemental cash flows information:

Cash paid during the period for:

Interest                                                               $   --
                                                                       --------
Income taxes                                                           $   --
                                                                       --------

Non-cash financing transactions:

 Shares for services                                                   $ 18,525
                                                                       --------
 Acquisition of license
 agreement for stock

 and note                                                              $   --
                                                                       --------



          See accompanying notes to consolidated financial statements.

                              LifeStar Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 1999

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

                              LifeStar Corporation
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1999

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

                              LifeStar Corporation
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1999

Note 4 - Income Taxes

         The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

         Since the Company has not generated taxable income since inception, no provision for income taxes has been provided. At December 31, 1999, the Company did not have any significant tax net operating loss carryforwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At December 31, 1999, the Company did not have any significant deferred tax liabilities or deferred tax assets.

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


(PAGE)


Item 6.  Exhibit and Reports on Form 8-K

A.       Exhibits:
                           None.
B.       Reports on Form 8-K:
                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LIFESTAR CORPORATION

                                    Registrant

Date:       May 15, 2000       By:   /s/ L. William Bro
                                     ------------------
                                     L. William Bro, President and C.E.O.