Form 10QSB
period 2000-03-31
LIFESTAR CORP
filed 2000-05-16
CIK 923137

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 2000


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

The number of shares of issuers Common Stock, no par value, outstanding as of March 31, 2000 was 49,033,829 shares.

                              LifeStar Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2000

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

                              LifeStar Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                           Year
                          Ended
                         March 31,
                           2000
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

                              LifeStar Corporation
                          (A Development Stage Company)
  Statement of Changes in Consolidated Stockholders' Equity (Deficit) (2 of 2)


                                                                                            (Deficit)
                                                                                            Accumulated
                                                                                       Additional During the
                                 Common  Stock             Preferred Stock        Paid-In   Development
                              Shares        Amount      Shares        Amount      Capital      Stage        Total
                              ------        ------      ------        ------      -------      -----        -----
Shares issued
for cash-
Jan. 1,1995-
March 31,
1997                          117,333      176,000        1,000           10         --           --         176,010

Shares issued
for services
Jan. 1, 1995-
March 31,
1997                       19,901,929       25,950         --           --           --           --          25,950

Net (loss)
for period
Sept. 7, 1985
(inception)-
March 31,
1997                             --           --           --           --           --     (2,865,135)   (2,865,135)

Balance,
March 31,
1997                       30,508,829      204,238        1,000           10    1,605,088   (2,865,135)   (1,055,799)

Net (loss)
for year
ended March
31, 1998                         --           --           --           --           --         (6,260)       (6,260)

Balance,
March 31, 1998             30,508,829      204,238        1,000           10    1,605,088   (2,871,395)   (1,062,059)

Shares issued
for services
during year
ended March 31,
1999                       18,525,000       18,525         --           --           --           --          18,525

Net (loss) for
year ended
March 31, 1999                   --           --           --           --           --        (59,152)      (59,152)

Balance,
March 31, 2000             49,033,829   $  222,763        1,000   $       10  $ 1,605,088  $(2,930,547)  $(1,102,686)
                           ==========   ==========        =====   ==========  ===========  ===========   ===========



          See accompanying notes to consolidated financial statements.

                              LifeStar Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                        Year
                                                                        Ended
                                                                       March 31,
                                                                         2000
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

                              LifeStar Corporation
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

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

                              LifeStar Corporation
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2000

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

                              LifeStar Corporation
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                March 31, 2000

Note 4 - Income Taxes

         The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

         Since the Company has not generated taxable income since inception, no provision for income taxes has been provided. At March 31, 2000, the Company did not have any significant tax net operating loss carryforwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At March 31, 2000, the Company did not have any significant deferred tax liabilities or deferred tax assets.

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

                                    LIFESTAR CORPORATION

                                    Registrant

Date:       May 15, 2000       By:   /s/ Lyle Breaux
                                     ------------------
                                         Lyle Breaux, President and C.E.O.